Form 10QSB
period 1999-03-31
FIRST CAPITAL BANCSHARES INC /SC/
filed 1999-05-17
CIK 1075705

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                                   (Mark One)

 X       Quarterly report under Section 13 or 15(d) of the Securities Exchange
---      Act of 1934 For the quarterly period ended March 31, 1999

--- Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _______________ to ________________

                          Commission File No. 333-69555

                         FIRST CAPITAL BANCSHARES, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)


    South Carolina                                  57-1070990
    --------------                                  ----------
(State of Incorporation)                 (I.R.S. Employer Identification No.)


      207 Highway 15/ 401 Bypass East, Bennettsville, South Carolina 29512
      --------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (843) 454-9337
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


                                 Not Applicable
                                 --------------
 (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         300,000 shares of common stock, par value $.01 per share, were issued and outstanding as of May 10, 1999.

         Transitional Small Business Disclosure Format (check one): Yes   No X
                                                                       --    --

                         FIRST CAPITAL BANCSHARES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET


                                     ASSETS

                                                                      MARCH 31, 1999
                                                                        UNAUDITED
                                                                      --------------
Cash and cash equivalents                                               $   14,845
Premises and equipment                                                     385,150
Deferred stock issue and organization costs                                 26,191
Other prepaid costs                                                         38,043
                                                                        ----------

         Total assets                                                   $  464,229
                                                                        ==========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
     Notes payable                                                      $  410,000
     Accrued expenses                                                        9,000
                                                                        ----------

         Total liabilities                                              $  419,000
                                                                        ----------

STOCKHOLDERS' (DEFICIT)
     Common stock, $.01 par value, 10,000,000 shares authorized,
300,000 shares issued and outstanding                                   $      300
     Additional paid-in-capital                                            299,700
     Deficit accumulated during the development stage                     (254,771)
                                                                        ----------
         Total stockholders' (deficit)                                      45,229
                                                                        ----------
         Total liabilities and stockholders' (deficit)                  $  464,229
                                                                        ==========

   The accompanying notes are an integral part of these financial statements.

                         FIRST CAPITAL BANCSHARES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)




                                                                          PERIOD FROM
                                                  FOR THE THREE       INCEPTION (DECEMBER
                                                   MONTHS ENDED        19, 1997) THROUGH
                                                  MARCH 31, 1999         MARCH 31, 1999
                                                  --------------      ------------------
EXPENSES
     Interest expense                                    2,524                  2,524
     Salary and employee benefits                       59,389                124,889
     Occupancy and equipment expenses                   10,177                 10,387
     Other operating expenses                           19,191                116,971
                                                   -----------           ------------

         Total expenses                                 91,281                254,771
                                                   -----------           ------------

         Net loss                                  $   (91,281)          $   (254,771)
                                                   ===========           ============

BASIC AND DILUTED LOSS PER COMMON SHARE            $      (.30)          $       (.85)
                                                   ===========           ============



   The accompanying notes are an integral part of these financial statements.

                         FIRST CAPITAL BANCSHARES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                             STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                                                                               UNAUDITED
                                                                                             ------------
OPERATING ACTIVITIES
    Net loss                                                                                 $   (91,281)

INVESTING ACTIVITIES
    Purchase of property and equipment                                                          (370,150)
    Increase in other prepaid costs                                                              (18,971)
                                                                                             -----------
         Net cash used for investing activities                                                 (389,121)
                                                                                             -----------

FINANCING ACTIVITIES
    Increase in deferred stock issuance and organization costs                                   (18,046)
    Proceeds from notes payable                                                                  410,000
                                                                                             -----------

         Net cash provided by financing activities                                               391,954
                                                                                             -----------

         Net decrease in cash                                                                    (88,448)
                                                                                             -----------

CASH, BEGINNING OF PERIOD                                                                        103,293
                                                                                             -----------
CASH, END OF PERIOD                                                                          $    14,845
                                                                                             ===========

   The accompanying notes are an integral part of these financial statements.

                         FIRST CAPITAL BANCSHARES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION

          First Capital Bancshares, Inc. was organized in December of 1997 to organize and own all of the capital stock of First Capital Bank. First Capital Bancshares has received preliminary approval from the Office of Thrift Supervision to charter First Capital Bank as a savings bank.

          To raise capital, the company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission offering for sale a minimum of 500,000 and a maximum of 720,000 shares of its common stock at $10 per share. The registration statement was declared effective on March 30, 1999, and the company has commenced the offering. The organizers and directors of the company and the members of their immediate families have to date purchased a total of 85,200 shares at an aggregate purchase price of approximately $852,000.

          The company will open the bank upon the completion of the offering, provided it has raised a minimum of $5 million in the offering and obtained the necessary regulatory approvals. First Capital Bancshares expects to open the bank and commence operations sometime within the third quarter of 1999. Upon opening, the company will charge the organization and pre-opening costs against its initial period's operating results. The company currently estimates that First Capital Bancshares will incur approximately $23,000 in organizational expenses, and that First Capital Bank will incur approximately $400,000 in organizational and pre-opening expenses, which is $100,000 higher than the estimate set in the Registration statement. This amount increased due to unexpected delays in obtaining regulatory approval for the bank.

          The expenses related to the stock offering will be deducted from the proceeds of the offering. The company estimates that these expenses will be approximately $442,160, consisting principally of commissions and other directly related expenses of the stock offering.

         The company is a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises," as it devotes substantially all its efforts to establishing a new business. Planned principal operations have not commenced and therefore no revenue has been recognized from such planned operations.

         The offering period is scheduled to expire on June 15, 1999 and the company has reserved the right to extend it for further periods through January 31, 2000. All subscriptions are binding on subscribers and may not be revoked by subscribers without the company's consent. No subscription proceeds will be returned to subscribers unless the offering expires or it is terminated before the issuance of shares and release of subscription proceeds. Subscribers will not have the right to receive interest on any subscription proceeds that are returned.


NOTE 2 - BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. As we have no operations, operating results for the three-month period ended March 31, 1999 are not indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in our Registration Statement on Form SB-2 (Registration Number 333-69555) as filed with and declared effective by the Securities and Exchange Commission.

NOTE 3 - NOTES PAYABLE

         Notes payable consists of two loans totaling $410,000 as of March 31, 1999. The first note was obtained on March 1, 1999 in the amount of $335,000 for the purpose of purchasing a building to use as the permanent site for the bank. The note bears interest at a variable rate of 1.00% below the prime rate as published in the Wall Street Journal. The principal balance is due on March 1, 2000 and interest payments are due monthly. This note is secured by a first mortgage on the real estate and building where the permanent site will exist.

         The second note represents a revolving line of credit was obtained on March 10, 1999 in the amount of $150,000 used fund expenses incurred during the organizational stage of the bank. The note bears interest under the same terms as the note described above. The principal balance is due on March 10, 2000 and interest payments are due monthly. This note is unsecured. As of May 10,1999, we had used the entire line of credit, and have been approved by our lender to extend the line of credit for another $100,000, pending the approval by our board of directors of such extension.

PART I - FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including the "Risk Factors" section in our Registration Statement on Form SB-2 (Registration Number 333-69555).

         Our principal activities to date have related to our organization, the conducting of our initial public offering, the pursuit of approvals from the OTS for our application to charter the bank, and our pursuit of approvals from the FDIC for our application for deposit insurance. On April 30, 1999, we received preliminary approval from the OTS to charter the bank. On February 5, 1999, we received preliminary approval for deposit insurance.

         At March 31, 1999, we had total assets of $464,229, consisting principally of property and equipment of $385,150, and other prepaid costs of $38,043.

         Our liabilities at March 31, 1999 were $419,000, consisting primarily of notes payable totaling $410,000, and accrued expenses of $9,000. We had a shareholders' deficit of $(254,771) at March 31, 1999.

         We had a net loss of $(91,281) for the three months ended March 31, 1999. These losses resulted from expenses incurred in connection with activities related to our organization and that of the bank. These activities included (without limitation) the preparation and filing of an application with the

OTS to charter the bank, the preparation and filing of an application with the FDIC to obtain insurance of the deposits of the bank, responding to questions and providing additional information to the OTS and the FDIC in connection with the application process, the selling of our common stock in the offering, meetings and discussions among various organizers regarding application information, target markets, and capitalization issues, and planning and organizing for the opening of the bank. Because we are in the organizational stage, we have had no operations from which to generate revenues. Due to regulatory delays, our expected pre-opening and organizations expenses have increased from $300,000 to approximately $400,000.

         Since our inception, all activities have consisted of organizing First Capital Bancshares and First Capital Bank, obtaining all required regulatory approvals, and selling stock subscriptions. Operations have been funded through the initial stock purchases by the organizers and through our line of credit described above.

         We intend to devote the remainder of this fiscal year to conducting the offering, completing the organization of the bank, opening for business, and organizing and developing our business activities. These organizational activities will include, with respect to the bank, completing all required steps for final approval from the OTS for the bank to open for business, hiring qualified personnel to work in the various offices of the bank, conducting public relations activities on behalf of the bank, developing prospective business contacts for the bank and for us, and taking other actions necessary for a successful bank opening. With respect to First Capital Bancshares, these activities will include the pursuit of approval from the OTS to become a unitary thrift holding company by acquiring all of the capital stock to be issued by the bank.

         Through the bank we will offer a full range of commercial banking services to individuals, and small business customers in our primary service area. These services will include personal and business loans, checking accounts, savings, and time certificates of deposit. The loans, transaction accounts, and time certificates will be at rates competitive with those offered in the bank's primary service area. Customer deposits with the bank will be insured to the maximum extent provided by law through the FDIC. The bank intends to offer night depository and bank-by-mail services and to sell travelers checks (issued by an independent entity) and cashiers checks. The bank does not anticipate offering trust and fiduciary services initially and will rely on trust and fiduciary services offered by correspondent banks until the bank determines that it is profitable to offer such services directly.

         Initially, the bank anticipates deriving its income principally from interest charged on loans and, to a lesser extent, from interest earned on investments, from fees received in connection with the origination of loans, and from other services. The bank's principal expenses are anticipated to be interest expense on deposits and operating expenses.

         Following the offering management believes we and the bank can satisfy future cash requirements indefinitely, and will not have to raise additional capital during the first twelve months of operations. The bank intends to accept deposits and make loans and investments in accordance with an asset and liability management framework that emphasizes appropriate levels of liquidity and interest rate risk.

         Currently, we have six employees and expect this number to increase to approximately ten by the end of 1999.

CAPABILITY OF DATA PROCESSING SOFTWARE TO ACCOMMODATE THE YEAR 2000

         Like many financial institutions, we will rely upon computers for the daily conduct of our business and for information systems processing. There is concern among industry experts that on January 1, 2000, computers will be unable to "read" the new year and there may be widespread computer malfunctions. We will be generally relying on software and hardware developed by independent third parties for our information systems. We are a new company and therefore, despite our reliance upon third parties for many of our information systems, we believe that by following the procedures that are outlined below, we have the ability to minimize our year 2000 risk.

         We have entered into an agreement with Fiserv Solutions, Inc. to provide our mission critical hardware and software and to perform all overnight processing and reconciliation of our daily transaction data. Fiserv is a well-established company which provides similar systems and services to thousands of financial institutions in the United States. Fiserv has completed testing the system we will be using with generic data which has been artificially "aged" to simulate all critical year 2000 related dates. We have reviewed these tests and are satisfied that the system tested is similar to ours and that the Fiserv system did not encounter any year 2000 problems. We therefore do not expect to encounter any year 2000 issues in the Fiserv system. Our agreements with Fiserv include warranties that their system is year 2000 compliant in all respects, although the remedies available under such agreements are limited and specifically exclude special, incidental, indirect, and consequential damages.

         We will require all other vendors to provide similar test results and warranties regarding year 2000 compliance. Because we have chosen our information systems and software with the year 2000 in mind, we do not believe we will have any significant expenses associated with that year 2000 separate from the expense of choosing and acquiring these systems. We have hired our accountants to assist us in assessing our year 2000 risks and worst case scenario and to prepare a year 2000 contingency plan to address the possibility that Fiserv or any of our other vendors encounter material problems related to the year 2000. We will complete this analysis before May 30, 1999. We cannot assure you that this plan will mitigate any losses we might have or resolve year 2000 issues which may arise.

         We may also incur losses if our loan customers encounter year 2000 problems which would prevent them from repaying loans. We intend to require certification from our larger commercial borrowers that their systems are year 2000 compliant and that they do not expect to be adversely affected by the year change. Although these certifications will be helpful, it would be very difficult for us to accurately assess the year 2000 readiness of any borrower. We may therefore suffer loan losses from customers who have significant year 2000 problems.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         There are no material pending legal proceedings to which we or any of our subsidiaries are a party or of which any of their property is the subject.

ITEM 2.  CHANGES IN SECURITIES.

         (a)      Not applicable.

         (b)      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to security holders for a vote during the three months ended March 31, 1999.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

          3.1.    Articles of Incorporation and all amendments*

          3.2.    Bylaws*

          4.1. See Exhibits 3.1 and 3.2 for provisions in First Capital Bancshares's Articles of Incorporation and bylaws defining the rights of holders of the common stock*

          4.2.    Form of certificate of common stock*

         10.1. Revised and Restated Letter of Employment dated February 24, 1999, between First Capital Bancshares and J. Aubrey Crosland*

         10.2. Letter of Employment dated November 2, 1998, between First Capital Bancshares and John M. Digby*

         10.3 Purchase Agreement dated April 20, 1998, between First Capital Bancshares, as buyer, and James B. Connelly, as seller*

         10.4     Form of escrow agreement among First Capital Bancshares,
                  Banc Stock Financial Services, Inc. and The Banker's Bank*

         10.5     Sales Agency Agreement among First Capital Bancshares and
                  Banc Stock Financial Services, Inc.*

         10.6 An agreement for software and account processing services dated December 7, 1998 with Fiserv Solutions, Inc.*

         10.7     Revised and Restated Letter of Employment dated February 24,
                  1999, between J. Randy McDonald and First Capital Bancshares*

         10.8     Form of Stock Order Form*

         27.1.    Financial Data Schedule (for electronic filing purposes)

----------------

* Incorporated by reference to our Registration Statement on Form SB-2, File No. 333-69555.

         (b)      Reports on Form 8-K.

         There were no reports on Form 8-K filed by us during the quarter ended March 31, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            FIRST CAPITAL BANCSHARES, INC.




Date:   May 10, 1999                        By: /s/ J. Aubrey Crosland
                                                ------------------------------
                                                    J. Aubrey Crosland
                                                    President


Date:   May 10, 1999                        By: /s/ John M. Digby
                                                ------------------------------
                                                    John M. Digby
                                                    Chief Financial Officer

                                  EXHIBIT INDEX

         EXHIBIT                    DESCRIPTION
         -------                    -----------
          3.1.    Articles of Incorporation and all amendments*

          3.2.    Bylaws*

          4.1.    See Exhibits 3.1 and 3.2 for provisions in First Capital
                  Bancshares's Articles of Incorporation and bylaws defining the rights of holders of the common stock*

          4.2.    Form of certificate of common stock*

          5.1.    Opinion Regarding Legality*

         10.1.    Revised and Restated Letter of Employment dated February 24,
                  1999, between First Capital Bancshares and J. Aubrey Crosland*

         10.2.    Letter of Employment dated November 2, 1998, between First
                  Capital Bancshares and John M. Digby*

         10.3     Purchase Agreement dated April 20, 1998, between First Capital
                  Bancshares, as buyer, and James B. Connelly, as seller*

         10.4     Form of escrow agreement among First Capital Bancshares, Banc
                  Stock Financial Services, Inc. and The Banker's Bank*

         10.5     Sales Agency Agreement among First Capital Bancshares and Banc
                  Stock Financial Services, Inc.*

         10.6 An agreement for software and account processing services dated December 7, 1998 with Fiserv Solutions, Inc.*

         10.7     Revised and Restated Letter of Employment dated February 24,
                  1999, between J. Randy McDonald and First Capital Bancshares*

         10.8     Form of Stock Order Form*

         23.1.    Consent of Independent Public Accountants*

         23.2. Consent of Nelson Mullins Riley & Scarborough, L.L.P. (appears in its opinion filed as Exhibit 5.1)*

         24.1. Power of Attorney (previously filed as part of the signature page to registration statement)*

         27.1.    Financial Data Schedule (for electronic filing purposes)

--------------

   * Incorporated by reference to our Registration Statement on Form SB-2, File No. 333-69555.