Form 10QSB
period 1999-06-30
FIRST CAPITAL BANCSHARES INC /SC/
filed 1999-08-13
CIK 1075705

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

(Mark One)

 [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended June 30, 1999
                                        -------------

 [ ]     Transition report under Section 13 or 15(d) of the Exchange Act
         For the transition period from                 to
                                        ---------------    ----------------

                         Commission File No. 333-69555

                         FIRST CAPITAL BANCSHARES, INC.
                         ------------------------------
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


         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         30,000 shares of common stock, par value $.01 per share, were issued and outstanding as of June 30, 1999.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                         FIRST CAPITAL BANCSHARES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEET


                                     ASSETS

                                                                        JUNE 30, 1999
                                                                          UNAUDITED
                                                                        -------------
Cash and cash equivalents                                               $      36,623
Premises and equipment                                                        404,698
Deferred stock issue and organization costs                                    44,794
Other prepaid costs                                                            38,043
                                                                        -------------

         Total assets                                                   $     524,158
                                                                        =============

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
     Notes payable                                                      $      585,000
     Accrued expenses                                                            9,000
                                                                        --------------

         Total liabilities                                              $      594,000
                                                                        --------------

STOCKHOLDERS' (DEFICIT)
     Common stock, $.01 par value, 10,000,000 shares
authorized, 30,000 shares issued and outstanding                        $          300
     Additional paid-in-capital                                                299,700
     Deficit accumulated during the development stage                         (369,842)
                                                                        --------------
         Total stockholders' (deficit)                                         (69,842)
                                                                        --------------
         Total liabilities and stockholders' (deficit)                  $      524,158
                                                                        ==============

   The accompanying notes are an integral part of these financial statements.

                         FIRST CAPITAL BANCSHARES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)




                                                                               PERIOD FROM
                                                     FOR THE SIX                INCEPTION
                                                    MONTHS ENDED           (DECEMBER 19, 1997)
                                                    JUNE 30, 1999         THROUGH JUNE 30, 1999
                                                   ----------------       ---------------------
EXPENSES
     Interest expense                              $        12,403            $       12,403
     Salary and employee benefits                          126,999                   192,499
     Occupancy and equipment expenses                       11,793                    12,004
     Other operating expenses                               56,156                   152,936
                                                   ---------------            --------------

         Total expenses                                    207,351                   369,842
                                                   ---------------            --------------

         Net loss                                  $      (207,351)           $     (369,842)
                                                   ===============            ==============

BASIC AND DILUTED LOSS PER COMMON SHARE            $          (.69)           $        (1.23)
                                                   ===============            ==============





















   The accompanying notes are an integral part of these financial statements.

                         FIRST CAPITAL BANCSHARES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999



                                                                       UNAUDITED
                                                                       ---------
OPERATING ACTIVITIES
         Net loss                                                     $(207,351)

     INVESTING ACTIVITIES
         Purchase of property and equipment                            (389,698)
         Increase in other prepaid costs                                (18,971)
                                                                      ---------
              Net cash used for investing activities                   (616,020)
                                                                      ---------

     FINANCING ACTIVITIES
         Increase in deferred stock issuance and organization costs     (36,650)
         Proceeds from notes payable                                    585,000
                                                                      ---------
              Net cash provided by financing activities                 548,350
                                                                      ---------

              Net decrease in cash                                      (66,670)
                                                                      ---------
     CASH, BEGINNING OF PERIOD                                          103,293
                                                                      ---------
     CASH, END OF PERIOD                                              $  36,623
                                                                      =========

   The accompanying notes are an integral part of these financial statements.

                         FIRST CAPITAL BANCSHARES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION

          First Capital Bancshares, Inc. was organized in December 1997 to organize and own all of the capital stock of First Capital Bank. First Capital Bancshares has received preliminary approval from the Office of Thrift Supervision to charter First Capital Bank as a savings bank.

          To raise capital, the company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission offering for sale a minimum of 500,000 and a maximum of 720,000 shares of its common stock at $10 per share. The registration statement was declared effective on March 30, 1999, and the company has commenced the offering. Prior to the offering, the organizers of the company purchased 30,000 shares of common stock at $10.00 per share. The organizers and directors of the company and the members of their immediate families have subscribed to purchase an additional 55,200 shares in the offering, for a total investment of $852,000. The organizers may purchase additional shares if necessary to help the company break escrow.

          The company will open the bank upon the completion of the offering, provided it has raised a minimum of $5 million in the offering and obtained the necessary regulatory approvals. First Capital Bancshares expects to open the bank and commence operations sometime within the third quarter of 1999. Upon opening, the company will charge the organization and pre-opening costs against its initial period's operating results. The company currently estimates that First Capital Bancshares will incur approximately $23,000 in organizational expenses, and that First Capital Bank will incur approximately $400,000 in organizational and pre-opening expenses, which is $100,000 higher than our previous estimate described in the registration statement. This amount increased due to unexpected delays in obtaining regulatory approval for the bank.

          The expenses related to the stock offering will be deducted from the proceeds of the offering. The company estimates that these expenses will be approximately $442,160, consisting principally of commissions and other expenses directly related to the stock offering.

         The company is a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises," as it devotes substantially all its efforts to establishing a new business. Planned principal operations have not commenced and therefore no revenue has been recognized from such planned operations.

         The offering period was originally scheduled to expire on June 15, 1999. The company extended the offering to August 13, 1999, and then to October 29, 1999. The company has also reserved the right to extend the offering for further periods through January 31, 2000. All subscriptions are binding on subscribers and may not be revoked by subscribers without the company's consent. No subscription proceeds will be returned to subscribers unless the offering expires or it is terminated before the issuance of shares and release of subscription proceeds. Subscribers will not have the right to receive interest on any subscription proceeds that are returned.

NOTE 2 - BASIS OF PRESENTATION

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. As we have no operations, operating results for the six-month period ended June 30, 1999 are not indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in our Registration Statement on Form SB-2 (Registration Number 333-69555) as filed with and declared effective by the Securities and Exchange Commission.

NOTE 3 - NOTES PAYABLE

         Notes payable consists of two loans totaling $585,000 as of June 30, 1999. The first note was obtained on March 1, 1999 in the amount of $335,000 for the purpose of purchasing a building to use as the permanent site for the bank. The note bears interest at a variable rate of 1.00% below the prime rate as published in the Wall Street Journal. The principal balance is due on March 1, 2000 and interest payments are due monthly. This note is secured by a first mortgage on the real estate and building where the permanent site will exist.

         The second note represents a revolving line of credit dated May 17, 1999 in the amount of $250,000 used to fund expenses incurred during the organizational stage of the bank. The note bears interest under the same terms as the note described above. The principal balance is due on May 17, 2000 and interest payments are due monthly. This note is unsecured. As of June 30, 1999, we had used the entire line of credit.

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

         At June 30, 1999, we had total assets of $524,158, consisting principally of property and equipment of $404,698 and other prepaid costs of $38,043.

         Our liabilities at June 30, 1999 were $594,000, consisting primarily of notes payable totaling $585,000, and accrued expenses of $9,000. We had a shareholders' deficit of $(369,842) at June 30, 1999.

         We had a net loss of $(207,351) for the six months ended June 30, 1999. These losses resulted from expenses incurred in connection with activities related to our organization and that of the bank. These activities included the preparation and filing of an application with the OTS to charter the bank, the preparation and filing of an application with the FDIC to obtain insurance of the deposits of the bank, responding to questions and providing additional information to the OTS and the FDIC in connection with the application process, the selling of our common stock in the offering, meetings and discussions among various organizers regarding application information, target markets, and capitalization issues, and planning and organizing for the opening of the bank. Because we are in the organizational stage, we have had no operations from which to generate revenues. Operations have been funded through the initial stock purchases by the organizers and through our line of credit described above. Due to regulatory delays, our expected pre-opening and organizations expenses have increased from approximately $300,000 to $400,000.

         We intend to devote the remainder of this fiscal year to conducting the offering, completing the organization of the bank, opening for business, and organizing and developing our business activities. These organizational activities will include, with respect to the bank, completing all required steps for final approval from the OTS for the bank to open for business, hiring qualified personnel to work in the various offices of the bank, conducting public relations activities on behalf of the bank, developing prospective business contacts for the bank and taking other actions necessary for a successful bank opening. With respect to First Capital Bancshares, these activities will include the pursuit of approval from the OTS to become a unitary thrift holding company by acquiring all of the capital stock to be issued by the bank.

         Through the bank we will offer a full range of commercial banking services to individuals, and small business customers in our primary service area. These services will include personal and business loans, checking accounts, savings, and time certificates of deposit. The loans, transaction accounts, and time certificates will be at rates competitive with those offered in the bank's primary service area. Customer deposits with the bank will be insured to the maximum extent provided by law through the FDIC. The bank intends to offer night depository and bank-by-mail services and to sell travelers checks (issued by an independent entity) and cashiers checks. We do not anticipate offering trust and fiduciary services initially and will rely on trust and fiduciary services offered by correspondent banks.

         Initially, we anticipate deriving income principally from interest charged on loans and, to a lesser extent, from interest earned on investments, from fees received in connection with the origination of loans, and from other services. Our principal expenses are anticipated to be interest expense on deposits and operating expenses.

         Following the offering we believe we can satisfy future cash requirements for at least the first several years of operations and will not have to raise additional capital during the first twelve months of operations.

         Currently, we have six employees and expect this number to increase to approximately ten by the end of 1999.

CAPABILITY OF DATA PROCESSING SOFTWARE TO ACCOMMODATE THE YEAR 2000

         Like many financial institutions, we will rely upon computers for the daily conduct of our business and for information systems processing. There is concern among industry experts that on January 1, 2000, computers will be unable to "read" the new year and there may be widespread computer malfunctions. In June 1996, the Federal Financial Institutions Examination Council alerted the banking industry that serious challenges could be encountered with Year 2000 issues. In addition, the OTS and the FDIC have issued guidelines to require compliance with Year 2000 issues. In accordance with these guidelines, we have developed and are executing a plan to ensure that our computer and telecommunication systems do not have these Year 2000 problems. We will be generally relying on software and hardware developed by independent third parties for our information systems. We are a new company and therefore, despite our reliance upon third parties for many of our information systems, we believe that by following the procedures that are outlined below, we have the ability to minimize our year 2000 risk.

         We have entered into an agreement with Fiserv Solutions, Inc. to provide our mission critical hardware and software and to perform all overnight processing and reconciliation of our daily transaction data. Fiserv is a well-established company which provides similar systems and services to thousands of financial institutions in the United States. Fiserv has completed testing the system we will be using with generic data which has been artificially "aged" to simulate all critical year 2000 related dates. Banking regulators have approved this type of testing as a valid means of testing. We have reviewed these tests and are satisfied that the system tested is similar to ours and that the Fiserv system did not encounter any year 2000 problems. We therefore do not expect to encounter any year 2000 issues in the Fiserv system. Our agreements with Fiserv include warranties that their system is year 2000 compliant in all respects, although the remedies available under such agreements are limited and specifically exclude special, incidental, indirect, and consequential damages.

         We will require all other significant vendors to provide similar test results and warranties regarding year 2000 compliance. Because we have chosen our information systems and software with the year 2000 in mind, we do not believe we will have any significant expenses associated with that year 2000 separate from the expense of choosing and acquiring these systems. We have hired our accountants to assist us in assessing our year 2000 risks and worst case scenario and to prepare a year 2000 contingency plan to address the possibility that Fiserv or any of our other vendors encounter material problems related to the year 2000.

We may also incur losses if our loan customers encounter year 2000 problems which would prevent them from repaying loans. We intend to require certification from our larger commercial borrowers that their systems are year 2000 compliant and that they do not expect to be adversely affected by the year change. Although these certifications will be helpful, it would be very difficult for us to accurately assess the year 2000 readiness of any borrower. We may therefore suffer loan losses from customers who have significant year 2000 problems. The amount of potential loss from this issue is not quantifiable.

         Most Likely Consequences of Year 2000 Problems. We expect to identify and resolve all Year 2000 problems that could materially adversely affect our business. However, we believe that it is not possible to determine with complete certainty that we have identified and corrected all Year 2000 problems. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, we cannot accurately predict how many failures related to the Year 2000 problem will occur with our suppliers, customers, or other third parties or the severity, duration, or financial consequences of such failures.

As a result, we expect that we could possibly suffer the following consequences:

         - A number of operational inconveniences and inefficiencies for the Bank, its service providers, or its customers that may divert our time and attention and financial and human resources from our ordinary business activities; and

         - System malfunctions that may require significant efforts by us or our service providers or customers to prevent or alleviate material business disruptions.

Additionally, there may be a higher than usual demand for liquidity immediately prior to the century change due deposit withdrawals by customers concerned about Year 2000 issues. Because we will have only recently opened and will not have generated a large number of loans by year-end, we expect to have more than adequate liquidity. However, to address this possible demand, we may also secure an additional line of credit with the Federal Home Loan Bank and our three correspondent banks.

         Contingency Plans. We have developed contingency plans to be implemented as part of our efforts to identify and correct any Year 2000 problems affecting our internal systems. Depending on the systems affected, these plans include (a) accelerated replacement of affected equipment or software; (b) short term use of backup equipment and software; (c) increased work hours for our personnel or use of contract personnel to correct, on an accelerated schedule, any Year 2000 problems which arise; and (d) other similar approaches. If we are required to implement any of these contingency plans, these plans could have a material adverse effect on our business.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to security holders for a vote during the three months ended June 30, 1999.

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

         10.6 An agreement for software and account processing services dated December 7, 1998 with Fiserv Solutions, Inc.*

         10.7 Revised and Restated Letter of Employment dated February 24, 1999, between J. Randy McDonald and First Capital Bancshares*

         10.8     Form of Stock Order Form*

         27.1.    Financial Data Schedule (for electronic filing purposes)

----------------

*Incorporated by reference to our Registration Statement on Form SB-2, File No. 333-69555.

         (b)      Reports on Form 8-K.

         There were no reports on Form 8-K filed by us during the quarter ended June 30, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          FIRST CAPITAL BANCSHARES, INC.




Date:   August 1, 1999                    By:/s/ L.  Aubrey Crosland
       --------------------                  -----------------------------------
                                                   J. Aubrey Crosland
                                                   President


Date:  August 1, 1999                     By:/s/  John M. Digby
       --------------------                  -----------------------------------
                                                   John M. Digby
                                                   Chief Financial Officer

                                 EXHIBIT INDEX



         EXHIBIT                    DESCRIPTION
         -------                    -----------

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

         10.6 An agreement for software and account processing services dated December 7, 1998 with Fiserv Solutions, Inc.*

         10.7     Revised and Restated Letter of Employment dated February 24,
                  1999, between J. Randy McDonald and First Capital Bancshares*

         10.8     Form of Stock Order Form*

         27.1.    Financial Data Schedule (for electronic filing purposes)


----------------

*Incorporated by reference to our Registration Statement on Form SB-2, File No. 333-69555.