Form 10QSB
period 1999-09-30
FIRST CAPITAL BANCSHARES INC /SC/
filed 1999-11-15
CIK 1075705

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
   (MARK ONE)

       X           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
      ----          OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               FOR THE TRANSITION PERIOD FROM _________TO_________

                          Commission File No. 333-69555

                         FIRST CAPITAL BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

               United States                             57-1070990
         (State or other jurisdiction                (I.R.S. Employer
              of incorporation)                      Identification No.)

                         207 HIGHWAY 15/401 BYPASS EAST
                             BENNETTSVILLE, SC 29512
                         (Address of principal executive
                          offices, including zip code)

                                 (843) 454-9337
              (Registrant's telephone number, including area code)
                ------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    YES [X]  NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the date of this filing.

                 546,100 SHARES OF COMMON STOCK, $.01 PAR VALUE

                                  PAGE 1 OF 17
                             EXHIBIT INDEX ON PAGE 2

                         FIRST CAPITAL BANCSHARES, INC.
                                      INDEX



PART I.  FINANCIAL INFORMATION                                                                                              Page No.

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet - September 30, 1999.............................................................3

         Condensed Consolidated Statement of Income - For the period December 19, 1997 (inception)
             to September 30, 1999 and for the quarter ended September 30, 1999................................................4

         Condensed Consolidated Statement of Comprehensive Income - For the period
             December 19, 1997 (inception) to September 30, 1999...............................................................5

         Condensed Consolidated Statement of Shareholders' Equity - For the period December 19, 1997 (inception)
             to September 30, 1999.............................................................................................6

         Condensed Consolidated Statement of Cash Flows - For the period
             December 19, 1997 (inception) to September 30, 1999...............................................................7

         Notes to Condensed Consolidated Financial Statements..................................................................8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............................8-13

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds............................................................................15

Item 6.  Exhibits and Reports on Form 8-K.....................................................................................15


         (a) Exhibits.........................................................................................................15

         (b) Reports on Form 8-K..............................................................................................15

                         FIRST CAPITAL BANCSHARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)



                                                                                                                  Sept. 30, 1999
                                                                                                               -------------------
ASSETS Cash and cash equivalents:
  Cash and due from banks                                                                                      $           251,367
  Federal funds sold                                                                                                     2,370,000
                                                                                                               -------------------
                                                                                                                         2,621,367

Securities available for sale                                                                                            2,257,644

Loans receivable                                                                                                            31,023
  Less allowance for loan losses                                                                                                 -
    Loans, net                                                                                                              31,023

Accrued interest receivable                                                                                                 16,981
Premises and equipment, net                                                                                                748,187
Other assets                                                                                                               159,465
                                                                                                               -------------------

    Total assets                                                                                               $         5,834,667
                                                                                                               ===================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits:
  Non-interest bearing                                                                                         $            19,900
  Interest bearing                                                                                                         772,078
                                                                                                               -------------------
                                                                                                                           791,978

Accrued interest payable                                                                                                       322
Other liabilities                                                                                                          376,420

    Total liabilities                                                                                                    1,168,720

SHAREHOLDERS' EQUITY
Common Stock, $.01 par value; 10,000,000
  shares authorized, 546,100 shares issues and outstanding                                                                   5,461
Capital surplus                                                                                                          4,964,881
Retained earnings (deficit)                                                                                               (297,888)
Accumulated other comprehensive income                                                                                      (6,507)
                                                                                                               -------------------

    Total shareholders' equity                                                                                           4,665,947

    Total liabilities and shareholders' equity                                                                 $         5,834,667
                                                                                                               ===================


            See notes to condensed consolidated financial statements.

                         FIRST CAPITAL BANCSHARES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                                                          For the period
                                                                                         December 19, 1997       For the quarter
                                                                                           (inception) to             ended
                                                                                           Sept. 30, 1999         Sept. 30, 1999
                                                                                          ------------------    ------------------
INTEREST INCOME
   Loans, including fees                                                                  $               22    $               22
   Securities, taxable                                                                                 2,121                 2,121
   Other interest income                                                                              50,036                50,036
                                                                                          ------------------    ------------------
      Total                                                                                           52,179                52,179
                                                                                          ------------------    ------------------

INTEREST EXPENSE
   Deposit accounts                                                                                      326                   326
   Other interest expense                                                                             18,159                 5,756
                                                                                          ------------------    ------------------
      Total                                                                                           18,485                 6,082
                                                                                          ------------------    ------------------

NET INTEREST INCOME                                                                                   33,694                46,097
Provision for loan losses                                                                                  -                     -
                                                                                          ------------------    ------------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                                                           33,694                46,097
                                                                                          ------------------    ------------------

OTHER INCOME
   Other charges, commissions and fees                                                                   211                   211
                                                                                          ------------------    ------------------

OTHER EXPENSE
  Salaries and benefits                                                                              265,403                72,904
  Occupancy expense                                                                                   13,572                 1,568
  Other operating expenses                                                                           208,931                56,095
                                                                                          ------------------    ------------------
      Total                                                                                          487,906               130,567
                                                                                          ------------------    ------------------

INCOME (LOSS) BEFORE INCOME TAXES                                                                   (454,001)              (84,259)

Income tax expense (benefit)                                                                        (156,113)              (28,977)
                                                                                          ------------------    ------------------

NET INCOME (LOSS)                                                                         $         (297,888)   $          (55,282)
                                                                                          ==================    ==================





           See notes to condensed consolidated financial statements.

                         FIRST CAPITAL BANCSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (UNAUDITED)



                                                                                                                 For the period
                                                                                                                December 19, 1997
                                                                                                                 (inception) to
                                                                                                                 Sept. 30, 1999
                                                                                                                ------------------
NET LOSS                                                                                                        $         (297,888)
                                                                                                                ------------------

Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities
     during the period                                                                                                      (6,507)

  Less: reclassification adjustment for gains
    included in net income                                                                                                       -
                                                                                                                ------------------
  Other comprehensive income                                                                                                (6,507)
                                                                                                                ------------------
COMPREHENSIVE INCOME                                                                                            $         (304,395)
                                                                                                                ==================




           See notes to condensed consolidated financial statements.

                         FIRST CAPITAL BANCSHARES, INC.
                       CONDENSED CONSOLIDATED STATEMENT OF
                  SHAREHOLDERS' EQUITY FOR THE PERIOD DECEMBER
                   19, 1997 (INCEPTION) TO SEPTEMBER 30, 1999
                                   (UNAUDITED)





                                                                                                         Accumulated
                                            Common Stock                                Retained            Other
                                    ---------------------------      Capital            Earnings        Comprehensive
                                       Shares         Amount         Surplus            (Deficit)           Income         Total
                                    -------------  ------------   -------------       -------------     -------------   -----------

Proceeds from issuance of stock,
  net of direct costs                     546,100   $      5,461  $   4,964,881        $          -       $       -     $ 4,970,342

Net income (loss) for the period                                                           (297,888)                      (297,888)

Other comprehensive income                                                                                    (6,507)       (6,507)
                                     ------------   ------------  -------------        ------------       ----------   -------------

BALANCE, SEPTEMBER 30, 1999               546,100   $      5,461  $   4,964,881        $   (297,888)      $   (6,507)  $  4,665,947
                                     ============   ============  =============        ============       ==========   ============







           See notes to condensed consolidated financial statements.

                         FIRST CAPITAL BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                                  For the period
                                                                                                                December 19, 1997
                                                                                                                  (inception) to
                                                                                                                  Sept. 30, 1999
                                                                                                                ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                                            $         (297,888)
     Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
     Amortization less accretion on investments                                                                                 50
     Increase in interest receivable and other assets                                                                     (173,145)
     Increase in interest payable and other liabilities                                                                    376,742
                                                                                                                ------------------
         Net cash provided by operating activities                                                                         (94,241)
                                                                                                                ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of securities available for sale                                                                           (2,267,503)
   Net increase in loans made to customers                                                                                 (31,023)
   Purchases of premises and equipment                                                                                    (748,187)
                                                                                                                ------------------
         Net cash used by investing activities                                                                          (3,046,713)
                                                                                                                ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand deposits, interest
      bearing transaction accounts and savings accounts                                                                     48,309
   Net increase in certificates of deposit and other time deposits                                                         743,669
   Net proceeds from issuance of stock                                                                                   4,970,343
                                                                                                                ------------------
         Net cash provided by financing activities                                                                       5,762,321
                                                                                                                ------------------

NET INCREASE IN CASH AND  CASH EQUIVALENTS                                                                               2,621,367

CASH AND CASH EQUIVALENTS, BEGINNING                                                                                             -

CASH AND CASH EQUIVALENTS, ENDING                                                                               $        2,621,367
                                                                                                                ==================

 Cash paid during the period for:
   Interest                                                                                                     $           18,163



           See notes to condensed consolidated financial statements.

                         FIRST CAPITAL BANCSHARES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

First Capital Bancshares, Inc. (the Company) was formed on December 19, 1997 to organize and own all of the common stock of First Capital Bank (the Bank). First Capital Bank, a savings bank, opened for business on September 27, 1999. The period December 19, 1997 through September 27, 1999 is referred to as the developmental stage period. During this period all business was conducted in the name of the Company.

On September 27, 1999, the close of the developmental stage period, the Company had the following assets and liabilities:

                     Cash and cash equivalents                                                $          3,851,377
                     Premises and equipment                                                                668,048
                     Due to investors                                                                       (9,000)
                     Common stock subscription proceeds,
                         net of $491,587 expenses of offering                                           (4,970,343)
                                                                                              --------------------

                     Net pre-operating expenses                                               $           (459,918)
                                                                                              ====================


Accordingly, the accompanying condensed statements of income, cash flows and shareholders' equity reflect the Company's results of operations, cash flows and changes in shareholders equity for the period beginning December 19, 1997 and ending September 30, 1999.

The common stock subscription proceeds above represent those proceeds as of September 27, 1999. However, the Offering remained open until October 29, 1999. As of the date of this filing, the records were not complete as to additional proceeds received.

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit substantially all of the disclosures required by generally accepted accounting principles. The financial statements as of September 30, 1999 and for the period ended September 30, 1999 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.

NOTE 2 - COMPREHENSIVE INCOME

The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the period December 19, 1997 to September 30, 1999:


FOR THE PERIOD DECEMBER 19, 1997                                   Pre-tax              (Expense)            Net of tax
  TO SEPTEMBER 30, 1999:                                            Amount               Benefit               Amount
                                                               -------------------   -------------------   ----------------
Net unrealized gains (losses) on securities
  available for sale arising in 1999                           $            (9,859)  $             3,352   $         (6,507)
                                                               -------------------   -------------------   ----------------

Plus: reclassification adjustment for gains (losses)
  realized in net income                                                         -                     -                  -
                                                               -------------------   -------------------   ----------------

Net unrealized gains (losses) on securities                                 (9,859)                3,352             (6,507)
                                                               -------------------   -------------------   ----------------

Other comprehensive income                                     $            (9,859)  $             3,352   $         (6,507)
                                                               ===================   ===================   ================

                        FIRST CAPITAL BANCSHARES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following is a discussion of the Company's financial condition as of September 30, 1999 and the results of operations for the period December 19, 1997 (inception) to September 30, 1999. These comments should be read in conjunction with the Company's condensed financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income for the period December 19, 1997 (inception) to September 30, 1999 was $33,694. Interest income totaling $50,036 was generated from an escrow account used during the organizational period and federal funds sold. However, interest expense on the line of credit used during the organizational period totaled $18,159. Net interest income for the quarter ended September 30, 1999 was $46,097. All of the interest income included for the period December 19, 1997 (inception) to September 30, 1999 was generated during the quarter ended September 30, 1999. Interest expense for the quarter ended September 30, 1999 was $6,082. The primary component of interest expense was interest expense on the line of credit which totaled $5,756 for the quarter ended September 30, 1999.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. Since the Bank opened for business on September 27, 1999, no amount was charged to the provision for loan losses. As the Bank continues to grow, management will establish a historical experience, evaluate economic conditions, and review delinquencies in determining the allowance for loan losses.

NONINTEREST INCOME

Noninterest income for the period December 19, 1997 (inception) to September 30, 1999 was $211. All of this income was generated during the quarter ended September 30, 1999.

NONINTEREST EXPENSE

Noninterest expense for the period December 19, 1997 (inception) to September 30, 1999 was $487,906. This includes $265,403 for salaries and benefits and $208,931 for other operating expenses. Virtually all of these expenses were attributable to the organizational period.

For the quarter ending September 30, 1999, noninterest expense was $130,567. Salaries and benefits which totaled $72,904 for the quarter ending September 30, 1999, was the largest component of noninterest expenses. Other operating expenses totaled $56,095 for the quarter ending September 30, 1999. A significant portion of the noninterest expenses were attributable to the organizational period.

                         FIRST CAPITAL BANCSHARES, INC.

INCOME TAXES

An income tax benefit of $156,113 was recorded for the period December 19, 1997 (inception) to September 30, 1999. This represents an effective tax rate of 34% to record the income tax benefit resulting from the net operating loss. For this quarter ending September 30, 1999, the Company recorded an income tax benefit of $28,977, or an effective tax rate of 34%.

NET INCOME (LOSS)

The combination of the above factors resulted in a net loss of $297,888 for the period December 19, 1997 (inception) to September 30, 1999. The net loss is primarily a result of expenses incurred during the organizational period, including salaries and other operating expenses. The net loss before taxes of $454,001 was partially offset by the income tax benefit of $156,113.

For the quarter ended September 30, 1999, the Company incurred a net loss of $55,282. The net loss is primarily the result of expenses incurred during the organizational period, including salaries and other operating expenses. The net loss before taxes was $84,259 but was partially offset by the income tax benefit of $28,977.

ASSETS AND LIABILITIES

As of September 30, 1999 total assets were $5,834,667. Federal funds sold comprised the largest amount of total assets, at $2,370,000 on September 30, 1999. This amount represents a portion of the proceeds from the stock offering which are being invested in federal funds until funds are invested in loans. The remaining proceeds were invested in securities. Total deposits at September 30, 1999 were $791,978.

SECURITIES AVAILABLE FOR SALE

Securities available for sale totaled $2,257,644 at September 30, 1999. Those securities consisted of U.S. Government Agencies and were funds from the proceeds of the stock offering.

LOANS

Gross loans as of September 30, 1999 totaled $31,023 and were comprised solely of consumer loans.

RISK ELEMENTS IN THE LOAN PORTFOLIO

The Bank commenced operations on September 27, 1999. There were no loans considered to be a risk element in the loan portfolio at September 30, 1999. The Bank did not charge any amount to the provision for loan losses for the period December 19, 1997 (inception) through September 30, 1999.

                         FIRST CAPITAL BANCSHARES, INC.

DEPOSITS

Total deposits at September 30, 1999 were $791,978. Certificates of deposit, which totaled $743,669, comprised the largest amount of deposits.

Balances within the major deposit categories as of September 30, 1999 are as follows:



                                                                                     September 30, 1999
                                                                                     -------------------
Non-interest bearing demand deposits                                                 $            19,900
Interest bearing demand deposits                                                                  21,334
Savings deposits                                                                                   7,075
Certificates of deposit                                                                          743,669
                                                                                     -------------------
                                                                                     $           791,978
                                                                                     ===================

LIQUIDITY

Liquidity needs are met by the Bank through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio which was at 3.9% at September 30, 1999.

The Bank also has obtained lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At September 30, 1999, there were no unused lines of credit. However, on October 1, 1999, the Bank obtained unused lines of credit which totaled $1,300,000.

CAPITAL RESOURCES

Total shareholders' equity was $4,665,947 at September 30, 1999. This amount represents $5,461,929 from the issuance of stock, which was partially offset by $491,587 in costs related to the issuance of stock. Total equity included the net loss for the period of $297,888 and $6,507 in net unrealized loss on securities available for sale.

CAPITAL REQUIREMENTS. Office of Thrift Supervision regulations require that the Bank maintain:

"Tangible capital" in an amount of not less than 1.5% of total assets. "Tangible capital" generally is defined as:

o        core capital
o        less intangible assets and investments in certain subsidiaries
o        excluding purchased mortgage-servicing rights.

"CORE CAPITAL" in an amount not less than 3.0% of total assets. "Core capital" generally includes:

o        common stockholders' equity,
o        noncumulative perpetual preferred stock and related surplus,
o minority interests in the equity accounts of consolidated subsidiaries less unidentifiable intangible assets (other than certain amounts of supervisory goodwill)
o        certain investments in certain subsidiaries, and
o 90% of the fair market value of readily marketable purchased mortgage-servicing rights and purchased credit card relationships.

                         FIRST CAPITAL BANCSHARES, INC.

"RISK-BASED CAPITAL" equal to 8.0% of "risk-weighted assets." In determining total risk-weighted assets for purposes of the risk-based requirement:

o each off-balanced sheet assets must be converted to its on-balance sheet credit equivalent amount by multiplying the face amount of each such item by a credit conversion factor ranging from 0% to 100% (depending upon the nature of the asset);
o the credit equivalent amount of each off-balance sheet assets and each on-balance sheet assets must be multiplied by a risk factor ranging from 0% to 200% (again depending upon the nature of the asset); and
o the resulting amounts are added together and constitute total risk-weighted assets.

"TOTAL CAPITAL" risk-based capital requirement equals the sum of core capital plus supplementary capital (which, as defined, includes the sum of, among other items, perpetual preferred stock not counted as core capital, limited life preferred stock, subordinated debt, and general loan and lease loss allowances up to 1.25% of risk-weighted assets) less certain deductions. The amount of supplementary capital that may be counted towards satisfaction of the total capital requirement may not exceed 100% of core capital, and Office of Thrift Supervision regulations require the maintenance of a minimum ratio of core capital to total risk-weighted assets of 4%.

Office of Thrift Supervision regulations also includes an interest-rate risk component in the risk-based capital requirement. Under this regulation, an institution is considered to have excess interest rate-risk if, based upon a 200-basis point change in market interest rates, the market value of an institution's capital changes by more than 2%. The Office of Thrift Supervision risk-based capital standards also provide for concentration of credit risk, risk from nontraditional activities and actual performance, and expected risk of loss on multi-family mortgages.

The Office of Thrift Supervision may impose capital requirements which are higher than the generally applicable minimum requirement if it determines that our capital is or may become inadequate.

REGULATORY MATTERS

On November 4, 1999, the U.S. Senate and House of Representatives each passed the Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999. The Act is expected to be signed into law by President Clinton in early November 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities.

The Act contains a number of provisions specifically applicable to federal thrifts. For example, the Act repeals the Savings Association Insurance Fund special reserve; modernizes the Federal Home Loan Bank System; provides regulatory relief for community banks with satisfactory or outstanding Community Reinvestment Act ratings in the form of less frequent compliance examinations; and creates privacy provisions that address consumer needs without disrupting necessary information sharing between community banks and their financial services partners.

The Act also prohibits new unitary thrift holding companies from engaging in nonfinancial activities or affiliating with nonfinancial entities. The prohibition applies to a company that becomes a unitary thrift holding company pursuant to an application filed with the OTS after May 4, 1999. A grandfathered unitary thrift holding company, such as the Company, retains its authority to engage in nonfinancial activities.

                         FIRST CAPITAL BANCSHARES, INC.

REGULATORY MATTERS -- continued

The Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that the Company faces from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on the Company.

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

We are requiring all other significant vendors to provide similar test results and warranties regarding year 2000 compliance. Because we have chosen our information systems and software with the year 2000 in mind, we do not believe we will have any significant expenses associated with that year 2000 separate from the expense of choosing and acquiring these systems. We have hired our accountants to assist us in assessing our year 2000 risks and worst case scenario and to prepare a year 2000 contingency plan to address the possibility that Fiserv or any of our other vendors encounter material problems related to the year 2000.

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

                         FIRST CAPITAL BANCSHARES, INC.

YEAR 2000 -- continued

MOST LIKELY CONSEQUENCES OF YEAR 2000 PROBLEMS. We expect to identify and resolve all Year 2000 problems that could materially adversely affect our business. However, we believe that it is not possible to determine with complete certainty that we have identified and corrected all Year 2000 problems. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, we cannot accurately predict how many failures related to the Year 2000 problem will occur with our supplies, customers, or other third parties or the severity, duration, or financial consequences of such failures.

As a result, we expect that we could possibly suffer the following consequences:

o A number of operational inconveniences and inefficiencies for the Bank, its service providers, or its customers that may divert our time and attention and financial and human resources from our ordinary business activities; and

o System malfunctions that may require significant efforts by us or our service providers or customers to prevent or alleviate material business disruptions.

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

                         FIRST CAPITAL BANCSHARES, INC.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 23, 1998, the Company filed a Registration Statement on Form SB-2 (the "Registration Statement") with the Securities and Exchange Commission (the "SEC") for an initial public offering of up to 720,000 shares of its $.01 par value Common Stock. The SEC declared the Registration Statement effective on March 30, 1999 (Registration Number 333-69555). As of September 30, 1999, the Company had sold 546,100 shares of its Common Stock at a price of $10.00 per share. The net proceeds (gross proceeds less offering, organizational and pre-opening expenses) that we received through this offering date were $4,970,343. The Offering did not close until October 29, 1999. As of the date of this filing, the records were not complete as to additional proceeds received.

Through September 30, 1999, we incurred approximately $491,587 in expenses relating to the offering, including $367,420 in sales agent commissions and $124,167 in other offering expenses. Except as described below, none of these expenses were paid to our officers or directors or their associates, or to any other persons who might be considered our affiliates.

Of the net proceeds from the offering of $4,970,343, we used $4,500,000 to capitalize the Bank and $300,000 to reimburse our organizers for organizational and pre-opening expenses they incurred on behalf of the Company. We anticipate that the Bank's funds will be applied primarily to provide funds for the Bank's investment and lending operations, for leasing the Bank=s temporary facilities, for constructing the permanent office of the Bank, for leasing or purchasing furnishings and equipment of the Bank and for other general corporate purposes.

The use of proceeds by the Company reported herein does not represent a material change from the use of proceeds described by the Company in the prospectus contained in the Registration Statement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a)     Exhibits
         27.  Financial Data Schedule
 (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1999.

Items 1,3, 4, and 5 are not applicable.

                         FIRST CAPITAL BANCSHARES, INC.

PART II - OTHER INFORMATION

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                By:
                                                     ---------------------------
                                                     J. Aubrey Crosland
                                                     President




                                                By:
                                                     ---------------------------
                                                     John M. Digby
Date: _________________                              Chief Financial Officer