Form 10KSB40
period 1999-12-31
FIRST CAPITAL BANCSHARES INC /SC/
filed 2000-03-24
CIK 1075705

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)


[X]  Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
            1934
            For the fiscal year ended December 31, 1999

                                       or

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange
            Act of 1934
            For the transition period from ______ to______

                          Commission file no. 333-69555

                         FIRST CAPITAL BANCSHARES, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          South Carolina                                        57-1070990
  ----------------------------                              ------------------
  (State or Other Jurisdiction                              (I.R.S. Employer
of Incorporation or Organization)                          Identification No.)

     207 Highway 15/401 Bypass East
      Bennettsville, South Carolina                               29512
----------------------------------------                        ----------
(Address of Principal Executive Offices)                        (Zip Code)

                                 (843) 454-9337
                      ------------------------------------
                 Issuer's Telephone Number, Including Area Code

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2000, was $5,637,280. This calculation is based upon a value of $10.00 per share, which was the average bid and asked price of the common stock on the over-the-counter market on such date.

         There were 563,728 shares of the Company's common stock issued and outstanding as of the record date, March 24, 2000.

         Transitional Small Business Disclosure Format. (Check one):
         Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

         Company's 1999 Annual Report and Proxy Statement for the 2000 Annual Shareholders Meeting.

ITEM 1. DESCRIPTION OF BUSINESS

         This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

- significant increases in competitive pressure in the banking and financial services industries;

- changes in the interest rate environment which could reduce anticipated or actual margins;

- changes in political conditions or the legislative or regulatory environment;

- general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

-        changes occurring in business conditions and inflation;

-        changes in technology;

-        changes in monetary and tax policies;

-        changes in the securities markets; and

- other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.


GENERAL

         First Capital Bancshares, Inc. was incorporated as a South Carolina corporation in June 1998 primarily to own and control all of the capital stock of First Capital Bank. On October 29, 1999 we completed our initial public offering of common stock at a price of $10.00 per share. We sold 563,728 shares for a total of $5,637,280 in the offering. The net proceeds after deducting the total offering expenses were $5,116,188.

         The bank obtained a thrift charter from the Office of Thrift Supervision and commenced operations on September 27, 1999. The bank engages in a commercial banking business from its main office located at 207 Highway 15/401 Bypass East in the city of Bennettsville, South Carolina located in Marlboro County, South Carolina. Deposits are insured by the FDIC. The bank chose a thrift charter because this charter will allow the bank to operate in all fifty states and to branch into any county in the state of South Carolina subject to obtaining OTS approval. The thrift charter will also give us more flexibility to pursue strategic opportunities to grow our customer base and to create cross-selling opportunities to those same customers. We also plan to open a branch in McColl, South Carolina and are considering a second branch in the neighboring town of Laurinburg, North Carolina.

         We emphasize the local ownership and management and strong ties to the community in order to capitalize on the demand for a new local bank. We offer general commercial and consumer banking services with a focus on personalized service and on building long-term customer relationships.

MARKETING FOCUS

         Most of the banks in the Marlboro County area are now local branches of large regional banks. Although size gives the larger banks certain advantages in competing for business from large corporations, including higher lending limits and the ability to offer services in other areas of South Carolina and the Marlboro County area, we believe that there is a void in the community banking market in the Marlboro County area and that our bank can successfully fill this void. As a result, we generally do not attempt to compete for the banking relationships of large corporations, but instead concentrate our efforts on small- to medium-sized businesses and on individuals. Our bank advertises to emphasize our local ownership, community bank nature, and ability to provide more personalized service than our competition. We believe that the area reacts favorably to our emphasis on service to small businesses, individuals, and professional concerns. However, no assurances in this respect can be given.

LOCATION AND SERVICE AREA

         While not restricted by law, the bank expects initially to draw 75% of its business from Marlboro County, South Carolina, and the surrounding areas. Marlboro County, which will be our primary service area, is the 32nd largest county in the state. The county's population had a slight drop in population from 29,361 in 1990 to 29,173 in 1997, and per capita income in the county was $11,326 as of 1997.

DEPOSITS

         The bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our principal market area at rates competitive to those offered in the Marlboro County area. In addition, we offer certain retirement account services, such as individual retirement accounts (IRAs). The bank solicits these accounts from individuals, businesses, associations and organizations, and governmental authorities.

LENDING ACTIVITIES

         General. The bank emphasizes a range of lending services, including real estate, commercial and consumer loans, to individuals and small-to medium-sized businesses and professional concerns that are located in or conduct a substantial portion of their business in our market area. The bank emphasizes retail banking, home mortgages, real estate development, and consumer lending needs. The bank is not permitted to make non-real estate commercial purpose loans that exceed 20% of its assets or non-real estate consumer purpose loans that exceed 35% of its assets. Outside of the inherent risk of the credit worthiness of our borrowers, other risks associated with residential mortgage loans would be the inability to move foreclosed real estate in a down market or economy, shifts in the demographics of a given market from residential zonings to commercial, individual customers who have been displaced due to corporate downsizing/loss of income, and an overall economic downturn creating unemployment due to lack of product demand.

         Real Estate Loans. One of the primary components of the bank's loan portfolio is loans secured by first or second mortgages on real estate. These loans generally consist of commercial real estate loans, construction and development loans, and residential real estate loans (home equity loans are excluded as they are classified as consumer loans). Loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, and will more likely be fixed in the case of shorter term loans. The bank generally charges an origination fee. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, the bank typically requires personal guarantees of the principal owners of the collateral property, combined with a review by the bank of the personal financial statements of the principal owners. The principal economic risk associated with each category of anticipated loans, including real estate loans, is the creditworthiness of our borrowers. The risks associated with real estate loans vary with many economic factors, including employment levels and fluctuations in the value of real estate.

         Commercial Loans. The bank makes loans for commercial purposes in various lines of businesses. Equipment loans are typically for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less. Working capital loans typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and in other cases principal is typically due at maturity. The principal economic risk associated with each category of anticipated loans, including commercial loans, is the creditworthiness of our borrowers. The risks associated with commercial loans vary with many economic factors, including the economy in the Marlboro County area. The well-established banks in the Marlboro County area make proportionately more loans to medium- to large-sized businesses than the bank. Many of our commercial loans are made to small- to medium-sized businesses which may be less able to withstand competitive, economic, and financial conditions than larger borrowers.

         Consumer Loans. The bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as credit cards. These loans typically carry balances of less than $25,000 and, in the case of non-revolving loans, and are amortized over a period not to exceed 48 months. Ninety-day term loans typically bear interest at a fixed rate. The revolving loans typically bear interest at a fixed rate and require monthly payments of interest and a portion of the principal balance. The underwriting criteria for home equity loans and lines of credit is generally the same as applied by the bank when making a first mortgage loan, as described above, and home equity lines of credit typically expire ten years or less after origination. As with the other categories of loans, the principal economic risk associated with consumer loans is the creditworthiness of our borrowers, and the principal competitors for consumer loans are the established banks in the Marlboro County area.

         Loan Approval and Review. The bank's loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer's lending authority, the loan request is considered and approved by an officer with a higher lending limit or the officers' loan committee. The bank has established an officers' loan committee that has lending limits, and any loan in excess of this lending limit is approved by the directors' loan committee. The bank does not make any loans to any director, officer, or employee of the bank unless the loan is approved by the board of directors of the bank and is made on terms not more favorable to such person than would be available to a person not affiliated with the bank.

         Lending Limits. The bank's lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to the bank), in general the bank is subject to a loan-to-one-borrower limit. Since the enactment of FIRREA in 1989, a savings association generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. Unless the bank is able to sell participations in its loans to other financial institutions, the bank is not able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

OTHER BANKING SERVICES

         Other services our bank provides include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The bank is associated with a shared network of automated teller machines that may be used by our customers throughout Marlboro County and other regions. The bank also offers MasterCard and VISA credit card services through a correspondent bank as an agent for our bank.


COMPETITION

         The banking business is highly competitive. The bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in the Marlboro County area and elsewhere. As of June 30, 1999, there were eight branches of five financial institutions operating in Marlboro County, holding over $156 million in deposits. These include branches of Wachovia, First Citizens Bank, Carolina First Bank, and Carolina Bank & Trust. A number of these competitors are well established in the Marlboro County area and throughout the state. Most of them have substantially greater resources and lending limits than our bank and offer certain services, such as extensive and established branch networks and trust services, that our bank either does not expect to provide or does not yet provide. As a result of these competitive factors, our bank may have to pay higher rates of interest to attract deposits.


EMPLOYEES

         As of March 24, 2000, our bank had 11 full-time employees and no part-time employees. The company does not have any employees other than its officers.

                           SUPERVISION AND REGULATION

         Thrift holding companies and federal savings banks are extensively regulated under both federal and state law. The following is a brief summary of banking statutes and rules and regulations that affect the company and the bank. These laws and regulations are generally intended to protect depositors, not shareholders. These regulations are very complex and we refer you to the particular statutory and regulatory provisions for a thorough understanding.

GRAMM-LEACH-BLILEY ACT

         On November 4, 1999, the U.S. Senate and House of Representatives each passed the Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999. The Act was signed into law by President Clinton on November 12, 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities.

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

         The Act also prohibits new unitary thrift holding companies from engaging in nonfinancial activities or affiliating with nonfinancial entities. The prohibition applies to a company that becomes a unitary thrift holding company pursuant to an application filed with the Office of Thrift Supervision after May 4, 1999. However, a grandfathered unitary thrift holding company, such as the company, retains its authority to engage in nonfinancial activities.

         The Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on us. From time to time other changes are proposed to laws affecting the banking industry, and these changes could have a material effect on our business and prospects. We cannot predict the nature or the extent of the effect on our business and earnings of fiscal or monetary policies, economic controls, or new federal or state legislation.

THE COMPANY

         First Capital Bancshares, Inc. is a registered holding company under the Savings and Loan Holding Company Act set forth in Section 10 of the Home Owners Loan Act of 1933. The company is regulated under such acts by the Office of Thrift Supervision. As a savings and loan holding company, First Capital Bancshares is required to file an annual report with the Office of Thrift Supervision and such additional information as they may require from time to time. The Office of Thrift Supervision also conducts periodic examinations of First Capital Bancshares and each of its subsidiaries, including First Capital Bank.

         As a savings and loan holding company owning only one savings institution, First Capital Bancshares is generally allowed to engage and invest in a broad range of business activities not permitted to commercial bank holding companies or multiple savings and loans holding companies, provided that First Capital Bank continues to qualify as a qualified thrift lender.

         The Savings and Loan Holding Company Act prohibits First Capital Bancshares from acquiring control of another savings association or another savings and loan holding company without prior approval from the Office of Thrift Supervision. However, savings and loan holding companies are allowed to acquire or to retain as much as 5% of the voting shares of another savings institution or savings and loan holding company without regulatory approval.

         The Office of Thrift Supervision may not approve an acquisition that would result in the formation of certain types of interstate holding company networks. For instance, the Office of Thrift Supervision may not approve an acquisition that would result in the formation of multiple holding companies controlling institutions in more than one state unless each acquisition in each additional state is authorized under Section 13(k) of the Federal Deposit Insurance Act or by the statutes of each state in which the target institutions are located.

THE BANK

         General. First Capital Bank operates as a federal savings bank incorporated under the laws of the United States. It is subject to periodic examination by the Office of Thrift Supervision. The Office of Thrift Supervision regulates or monitors virtually all areas of First Capital Bank's operations, including:

         -        security devices and procedures,
         -        adequacy of capitalization and loss reserves,
         -        loans,
         -        investments,
         -        borrowings,
         -        deposits,
         -        mergers,
         -        issuances of securities,
         -        payment of dividends,
         -        interest rates payable on deposits,

         -        interest rates or fees chargeable on loans,
         -        establishment of branches,
         -        corporate reorganizations,
         -        maintenance of books and records, and
         - adequacy of staff training to carry on safe lending and deposit gathering practices.

         Capital Requirements. The Office of Thrift Supervision requires that all savings institutions maintain an amount of capital in excess of certain minimum levels and has implemented regulations imposing three different capital tests. These regulations require that the Bank maintain:

         "Tangible capital" in an amount of not less than 1.5% of total assets. "Tangible capital" generally is defined as:

         -        core capital,
         - less intangible assets and investments in certain subsidiaries, and
         -        excluding purchased mortgage-servicing rights.

         "Core capital" in an amount not less than 3.0% of total assets. "Core capital" generally includes:

         -        common shareholders' equity,
         -        noncumulative perpetual preferred stock and related surplus,
         - minority interests in the equity accounts of consolidated subsidiaries less unidentifiable intangible assets (other than certain amounts of supervisory goodwill),
         -        certain investments in certain subsidiaries, and
         - 90% of the fair market value of readily marketable purchased mortgage-servicing rights and purchased credit card relationships.

         "Risk-based capital" equal to 8.0% of "risk-weighted assets." "Risk-based capital" includes core capital plus supplementary capital, less certain deductions. Supplementary capital includes preferred stock, subordinated debt, and general loan and lease loss allowances up to 1.25% of risk-weighted assets. The amount of supplementary capital included as risk-based capital cannot exceed 100% of core capital. To determine total risk-weighted assets:

         - each off-balance sheet asset must be converted to its on-balance sheet credit equivalent amount by multiplying the face amount of each such item by a credit conversion factor ranging from 0% to 100% (depending upon the nature of the asset);
         - the credit equivalent amount of each off-balance sheet asset and each on-balance sheet asset must be multiplied by a risk factor ranging from 0% to 200% (again depending upon the nature of the asset); and
         - the resulting amounts are added together and constitute total risk-weighted assets.

         The risk-based capital standards also take into account interest rate risk, concentration of credit risk, risk from nontraditional activities and actual performance, and expected risk of loss on multi-family mortgages. In addition, the regulations require an institution to maintain a minimum ratio of core capital to total risk-weighted assets of 4%.

         The Office of Thrift Supervision may impose capital requirements which are higher than the generally applicable minimum requirements if it determines that our capital is or may become inadequate.

         In addition, the South Carolina Department of Banking and Finance requires thrift holding companies to maintain a 5% Tier 1 capital ratio on a consolidated basis. Tier I capital is substantially the same as core capital.

         Deposit Insurance. Deposits at the bank are insured by the FDIC up to $100,000 for each insured depositor. The FDIC establishes rates for the payment of premiums by federally insured commercial banks and savings banks, or thrifts, for deposit insurance. The FDIC maintains a separate Bank Insurance Fund for banks and Savings Association Insurance Fund for savings banks and thrifts. Insurance premiums are charged to financial institutions in each category and are used to offset losses from insurance payouts when banks and thrifts fail. Since 1993, insured banks and thrifts have paid for deposit insurance under a risk-based premium system, with higher risk institutions paying higher premiums. Risk is determined by each institution's federal regulator on a semi-annual basis and based on its capital reserves and other factors. Increases in deposit insurance premiums or changes in risk classification would increase the bank's cost of funds.

         As an insurer, the FDIC issues regulations, conducts examinations, and generally supervises the operations of its insured institutions. The FDIC has the power to sanction, and may suspend or terminate the deposit insurance held by, any insured institution which does not operate in accordance with or conform to applicable laws and regulations. The FDIC may suspend or terminate deposit insurance if it finds that an institution has engaged in unsafe or unsound practices or is operating in an unsafe or unsound condition. The FDIC requires an annual audit by independent accountants and also has the authority to examine insured institutions itself.

         Transactions With Affiliates and Insiders. The bank is subject to restrictions on the amount of loans or credit to and investments it may make with directors and other affiliates. The aggregate of all covered transactions is limited in amount, as to any one affiliate, to 10% of the bank's capital and surplus and, as to all affiliates combined, to 20% of the bank's capital and surplus. Certain covered transactions must also meet specified collateral requirements. We must also comply with certain provisions designed to prevent us from taking low quality assets.

         The bank may not engage in transactions with affiliates unless the transactions are on substantially the same terms, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with non-affiliated companies. Extensions of credit to affiliates must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and must not involve more than the normal risk of repayment or present other unfavorable features.

         Dividends. The bank is subject to regulatory restrictions on the payment of dividends, including a prohibition on payment of dividends from its capital. All dividends may only be paid out of the bank's currently available profits less expenses, including losses and bad debts. The bank must notify the Office of Thrift Supervision prior to the payment of any dividends. In addition, under the FDIC Improvement Act, the bank may not pay a dividend if it would cause the bank to become undercapitalized.

         Branching. As a federal savings bank, the bank does not have any regulatory restrictions on its ability to branch in any state, except that we must first obtain the approval of the Office of Thrift Supervision.

         Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision to evaluate our record of meeting the credit needs of our local community, including low and moderate-income neighborhoods. The Office of Thrift Supervision must also consider these factors when it evaluates mergers, acquisitions, and applications to open a branch or facility. Failure to meet these standards could result in restrictions on our operations.

         Liquidity. Federal regulations require us to maintain an average daily balance of liquid assets based on the amount of our deposits and short-term borrowings. Liquid assets include cash, certain time deposits, certain bankers' acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds, and specified United States government, state, or federal agency obligations. This liquidity requirement may be changed from time to time by the Office of Thrift Supervision to any amount from 4% to 10% depending upon economic conditions and the deposit flows of member institutions. The current number is 5%. The Federal Reserve Board has also adopted regulations that require savings associations to maintain nonearning reserves against their transaction accounts, primarily NOW and regular checking accounts. These reserves may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision. Because required reserves must be maintained in the form of cash or a non-interest-bearing account at a Federal Reserve Bank, this reserve requirement will reduce the amount of the bank's interest-earning assets.

         Qualified Thrift Lender Requirement. In order to exercise the powers granted to federally chartered savings associations and maintain full access to Federal Home Loan Board advances, the bank must meet the definition of a "qualified thrift lender." The bank will qualify as a qualified thrift lender as long as its "qualified thrift investments" equal or exceed 65% of its "portfolio assets" on a monthly average basis in nine out of every 12 months. Qualified thrift investments generally consist of small business loans, as well as various housing related loans and investments such as residential construction and mortgage loans, home improvement loans, mobile home loans, home equity loans and mortgage-backed securities, certain obligations of the FDIC, and shares of stock issued by any Federal Home Loan Board, the FHLMC, or the FNMA. Qualified thrift investments also include certain other specified investments, subject to a percentage of portfolio assets limitation. For purposes of the qualified thrift lender test, the term "portfolio assets" means the savings institution's total assets minus goodwill and other intangible assets, the value of property used by the savings institution to conduct its business, and liquid assets held by the savings institution in an amount up to 20% of its total assets.

         Office of Thrift Supervision regulations provide that any savings association that fails to meet the definition of a qualified thrift lender must either convert to a national bank charter or limit its future investments and activities (including branching and payments of dividends) to those permitted for both savings associations and national banks. Further, within one year of the loss of qualified thrift lender status, a holding company of a savings association that does not convert to a bank charter must register as a bank holding company and will be subject to all statutes applicable to bank holding companies.

         Loans to One Borrower Limitations. The Home Owners Loan Act will generally require that we comply with the limitations on loans to a single borrower applicable to national banks. National banks generally may make loans to a single borrower in amounts up to 15% of their unimpaired capital and surplus, plus an additional 10% of capital and surplus for loans secured by readily marketable collateral. The Home Owners Loan Act provides exceptions under which a savings association may make loans to one borrower in excess of the generally applicable national bank limits under one of the following circumstances: for any purpose, in any amount not to exceed $500,000; or to develop domestic residential housing units, in an amount not to exceed the lesser of $30 million or 30% of the savings association's unimpaired capital and unimpaired surplus, provided other conditions are satisfied.

         Commercial Real Property Loans. The Home Owners Loan Act limits the aggregate amount of commercial real estate loans that a federal savings association may make to an amount not in excess of 20% of the savings association's total assets. Also, the amount in excess of 10% of total assets must be devoted to small business real property loans.

         Other Regulations. Interest and certain other charges collected or contracted for by the bank are subject to state usury laws and certain federal laws concerning interest rates. The bank's loan operations are also subject to certain federal laws applicable to credit transactions, including the following:

         - the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
         - the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution will be fulfilling its obligation to help meet the housing needs of the community it serves;
         - the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;
         - the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
         - the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

         - the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

         The deposit operations of the bank are also subject to certain federal laws, including:

         - the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
         - the Electronic Funds Transfer Act and Regulation E, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services; and
         - the Truth-in-Savings Act and Regulation DD, which requires disclosure and imposes certain interest rate disclosure requirements in connection with consumer deposit accounts.

         Effect of Governmental Monetary Policies. Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Board's monetary policies have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments, and deposits through its open market operations in United States government securities, and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

ITEM 2. DESCRIPTION OF PROPERTY

         The principal place of business of both the company and the bank and the main office of the bank is currently located in a modular bank unit at 207 Highway 15/401 Bypass East in Bennettsville, South Carolina, at the site of an old Shoney's restaurant building. The property was purchased for $350,000 with a loan from The Bankers Bank and is scheduled to be renovated for approximately $475,000. The terms of the loan from The Bankers Bank was for one year and was repaid with proceeds from the offering.

           We are considering moving the existing modular banking unit approximately six miles to McColl, South Carolina in the year 2001 to become the first branch. We are also considering opening a branch in Laurinburg, North Carolina in the near future. We believe that these facilities will adequately serve our needs for the first several years of operation.

ITEM 3. LEGAL PROCEEDINGS.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Since the completion of its initial public offering on October 29, 1999, our common stock has been quoted on the OTC Bulletin Board under the symbol FCPB. Our articles of incorporation authorize us to issue up to 10,000,000 shares of common stock, of which 563,728 shares, for a total of $5,637,280, were sold in the initial public offering and are outstanding as of March 24, 2000. We have 480 shareholders of record. To date, we have not paid cash dividends on the common stock. We currently intend to retain earnings to support operations and finance expansion and therefore do not anticipate paying cash dividends in the foreseeable future.

         The following table sets forth the high and low sales price information as quoted on the OTC Bulletin Board during the period indicated since our common stock began trading publicly in December 1999.

                                                        STOCK PRICE
                                                        -----------
                                                   HIGH                LOW
1999
Fourth Quarter                                     $10.00              $10.00

         All outstanding shares of common stock of our company are entitled to share equally in dividends that are properly declared by our board of directors.

         (b) Pursuant to Commission Rule 463, we are obligated to report on the use of proceeds from our initial public offering. The information provided below is given as of December 31, 1999.

                  (1) The Company's registration statement on Form SB-2 (File No. 333-69555) was declared effective by the Commission on March 30, 1999.

                  (2)      The offering commenced on March 30, 1999.

                  (3) The offering did not terminate before any securities were sold.

                  (4)

                           (i) The offering terminated on October 29, 1999, before the sale of all securities that the company had registered.

                           (ii) Banc Stock Financial Services, Inc. served as a sales agent for the offering. In addition, the company's officers and directors sold shares in the offering, but did not receive any commissions for their efforts.

                           (iii)    Common stock was the only class of
                                    securities registered in the offering.

                           (iv) 720,000 shares ($7,200,000) of common stock were registered, of which 563,728 shares ($5,637,280) were sold.

                           (v) The company incurred approximately $521,091 in expenses (including sales commissions) in connection with the issuance and distribution of the common stock in the offering. All of these expenses were paid directly or indirectly to persons or entities other than directors, officers, persons owning 10% or more of the company's securities, or affiliates of the company.

                           (vi) The net proceeds to the company after deducting the total expenses described above were $5,116,188.

                           (vii) Through December 31, 1999, $483,359 of the net proceeds of the offering were invested in cash, $4,162,084 was invested in the company's bank subsidiary; and $23,000 was used to pay organization costs. None of the net proceeds have been paid directly or indirectly to directors, officers, persons owning 10% or more of the company's securities, and affiliates of the company, except for an aggregate of $194,383 paid as salaries to officers of the company.

                           (viii) The use of proceeds described above does not represent a material change from the use of proceeds disclosed in the prospectus for the offering.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION

         In response to this Item, the information contained on pages 4 through 15 of the company's Annual Report to Shareholders for the year ended December 31, 1999 is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

         In response to this Item, the information contained on pages 17 through 31 of the company's Annual Report to Shareholders for the year ended December 31, 1999 is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         In response to this Item, the information contained on page 10 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2000 is incorporated herein by reference.

Item 10. EXECUTIVE COMPENSATION

         In response to this Item, the information contained on pages 7 and 8 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2000 is incorporated herein by reference.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         In response to this Item, the information contained on page 9 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2000 is incorporated herein by reference.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In response to this Item, the information contained on page 10 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2000 is incorporated herein by reference.

Item 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

3.1. Articles of Incorporation and all amendments (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-69555).

3.2. Bylaws (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-69555).

4.1. See Exhibits 3.1 and 3.2 for provisions in First Capital Bancshares's Articles of Incorporation and bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-69555).

4.2. Form of certificate of common stock (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-69555).

5.1. Opinion Regarding Legality (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-69555).

10.1. Revised and Restated Letter of Employment dated February 24, 1999, between First Capital Bancshares and J. Aubrey Crosland (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-69555).

10.2. Letter of Employment dated November 2, 1998, between First Capital Bancshares and John M. Digby (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-69555).

10.3 Purchase Agreement dated April 20, 1998, between First Capital Bancshares, as buyer, and James B. Connelly, as seller (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-69555).

10.4 Form of escrow agreement among First Capital Bancshares, Banc Stock Financial Services, Inc. and The Banker's Bank (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-69555).

10.5 Sales Agency Agreement among First Capital Bancshares and Banc Stock Financial Services, Inc. (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-69555).

10.6 An agreement for software and account processing services dated December 7, 1998 with Fiserv Solutions, Inc. (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-69555).

10.7 Revised and Restated Letter of Employment dated February 24, 1999, between J. Randy McDonald and First Capital Bancshares (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-69555).

10.8 Form of Stock Order Form (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-69555).

10.9     1999 Stock Incentive Plan

13       The Company's 1999 Annual Report

21       Subsidiaries of the Company

27.1.    Financial Data Schedule (for electronic filing purposes)

(b)      Reports on Form 8-K

         We did not file any reports on Form 8-K during the fourth quarter of 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FIRST CAPITAL BANCSHARES, INC.

Date: March 24, 2000                     By:   /s/ J. Aubrey Crosland
                                            ----------------------------------
                                               J. Aubrey Crosland
                                               President

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints J. Aubrey Crosland, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and concerning all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                                            Title                              Date
---------                                            -----                              ----
/s/ Shoukath Ansari
-----------------------------
Shoukath Ansari, M.D.                                Director                           3/24/00


/s/ Wylie F. Cartrette
-----------------------------
Wylie F. Cartrette                                   Director                           3/24/00


/s/ James Aubrey Crosland
-----------------------------
James Aubrey Crosland, Sr.                           President; Director                3/24/00


/s/ Robert G. Dowdy
-----------------------------
Robert G. Dowdy                                      Director                           3/24/00


/s/ Harry L. Howell
-----------------------------
Harry L. Howell, Jr.                                 Director                           3/24/00


/s/ Luther D. Hutchins
-----------------------------
Luther D. Hutchins                                   Director                           3/24/00

Signature                                            Title                              Date
---------                                            -----                              ----
/s/ Paul F. Rush
-----------------------------
Paul F. Rush, M.D.                                   Director                           3/24/00


/s/ Lee C. Shortt
-----------------------------
Lee C. Shortt                                        Chief Executive                    3/24/00
                                                     Office; Director

/s/ John M. Digby
-----------------------------
John M. Digby                                        Chief Financial Officer            3/24/00

                                INDEX TO EXHIBITS


Exhibit
Number                     Description
-------                    -----------
3.1.     Articles of Incorporation and all amendments (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No.
         333-69555).

3.2.     Bylaws (incorporated by reference to Exhibit 3.1 of the Registration
         Statement on Form SB-2, File No. 333-69555).

4.1.     See Exhibits 3.1 and 3.2 for provisions in First Capital Bancshares's
         Articles of Incorporation and bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-69555).

4.2. Form of certificate of common stock (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No.
         333-69555).

5.1. Opinion Regarding Legality (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-69555).

10.1. Revised and Restated Letter of Employment dated February 24, 1999, between First Capital Bancshares and J. Aubrey Crosland (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form
         SB-2, File No. 333-69555).

10.2.    Letter of Employment dated November 2, 1998, between First Capital
         Bancshares and John M. Digby (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-69555).

10.3     Purchase Agreement dated April 20, 1998, between First Capital
         Bancshares, as buyer, and James B. Connelly, as seller (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2,
         File No. 333-69555).

10.4     Form of escrow agreement among First Capital Bancshares, Banc Stock
         Financial Services, Inc. and The Banker's Bank (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2,
         File No. 333-69555).

10.5     Sales Agency Agreement among First Capital Bancshares and Banc Stock
         Financial Services, Inc. (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-69555).

10.6     An agreement for software and account processing services dated
         December 7, 1998 with Fiserv Solutions, Inc. (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No.
         333-69555).

10.7 Revised and Restated Letter of Employment dated February 24, 1999, between J. Randy McDonald and First Capital Bancshares (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2,
         File No. 333-69555).

10.8 Form of Stock Order Form (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-69555).

10.9     First Capital Bancshares, Inc. 1999 Stock Incentive Plan

13       The Company's 1999 Annual Report

21       Subsidiaries of the Company

27.1.    Financial Data Schedule (for electronic filing purposes)