Form 10QSB
period 2000-03-31
FIRST CAPITAL BANCSHARES INC /SC/
filed 2000-05-12
CIK 1075705

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    (MARK ONE)                    FORM 10-QSB

        X             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
      ----
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      -----
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                                    YES  X   NO
                                        ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the date of this filing.

                 563,728 SHARES OF COMMON STOCK, $.01 PAR VALUE

                                  PAGE 1 OF 16
                             EXHIBIT INDEX ON PAGE 2

                         FIRST CAPITAL BANCSHARES, INC.
                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                                              Page No.
------------------------------
Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - March 31, 2000 and December 31, 1999..........................................3

         Condensed Consolidated Statements of Income - Three months ended March 31, 2000 and 1999 .............................4

         Condensed Consolidated Statement of Shareholders' Equity
             and Comprehensive Income - Three months ended March 31, 2000......................................................5

         Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2000 and 1999..........................6

         Notes to Condensed Consolidated Financial Statements..................................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............................8-13

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..................................................................................13-16

         (a) Exhibits.........................................................................................................16

         (b) Reports on Form 8-K..............................................................................................14


                         FIRST CAPITAL BANCSHARES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                                  March 31,           December 31,
                                                                                                       2000                   1999
                                                                                        -------------------    -------------------
ASSETS
Cash and cash equivalents:
  Cash and due from banks                                                               $           269,203    $           486,492
  Federal funds sold                                                                                230,000                470,000
                                                                                        -------------------    -------------------
                                                                                                    499,203                956,492

Securities available-for-sale                                                                     4,296,010              4,114,867

Loans receivable                                                                                  7,568,135              3,510,354
   Less allowance for loan losses                                                                  (105,677)               (42,309)
                                                                                        -------------------    -------------------
     Loans, net                                                                                   7,462,458              3,468,045

Accrued interest receivable                                                                          72,745                 59,866
Premises and equipment, net                                                                         827,738                797,776
Other assets                                                                                        442,946                299,954
                                                                                        -------------------    -------------------

    Total assets                                                                        $        13,601,100    $         9,697,000
                                                                                        ===================    ===================


LIABILITIES
Deposits:
  Non-interest bearing                                                                  $           911,687    $           373,959
  Interest bearing                                                                                1,210,798                625,052
  Savings                                                                                           630,362                550,976
  Time deposits $100,000 and over                                                                 2,713,731              1,582,191
  Other time deposits                                                                             3,628,448              1,752,601
                                                                                        -------------------    -------------------
    Total deposits                                                                                9,095,026              4,884,779
                                                                                        -------------------    -------------------

Federal funds purchased                                                                                   -                140,000
Accrued interest payable                                                                             51,305                 26,762
Other liabilities                                                                                     5,025                  9,111
                                                                                        -------------------    -------------------

    Total liabilities                                                                             9,151,356              5,060,652
                                                                                        -------------------    -------------------

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value; 10,000,000 shares
  authorized and unissued                                                                                 -                      -
Common stock, $.01 par value; 10,000,000 shares
  authorized, 563,728 shares issued  and outstanding                                                  5,637                  5,637
Capital surplus                                                                                   5,110,551              5,110,551
Retained earnings (deficit)                                                                        (585,489)              (464,179)
Accumulated other comprehensive income (loss)                                                       (80,955)               (15,661)
                                                                                        -------------------    -------------------
    Total shareholders' equity                                                                    4,449,744              4,636,348
                                                                                        -------------------    -------------------

    Total liabilities and shareholders' equity                                          $        13,601,100    $         9,697,000
                                                                                        ===================    ===================




                  See notes to condensed financial statements.

                         FIRST CAPITAL BANCSHARES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                                      Three Months Ended
                                                                                                            March 31,
                                                                                          ----------------------------------------
                                                                                                  2000                  1999
                                                                                          ------------------    ------------------
INTEREST INCOME
   Loans, including fees                                                                  $          133,632    $                -
   Investment securities, taxable                                                                     70,380                     -
   Federal funds sold                                                                                 10,004                     -
                                                                                          ------------------    ------------------
      Total                                                                                          214,016                     -
                                                                                          ------------------    ------------------

INTEREST EXPENSE
   Time deposits $100,000 and over                                                                    34,636                     -
   Other deposits                                                                                     60,733                     -
   Federal funds purchased                                                                               999                     -
   Other                                                                                               1,277                 2,524
                                                                                          ------------------    ------------------
      Total                                                                                           97,645                 2,524
                                                                                          ------------------    ------------------

NET INTEREST INCOME                                                                                  116,371                (2,524)
Provision for loan losses                                                                             63,368                     -
                                                                                          ------------------    ------------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                                                           53,003                (2,524)
                                                                                          ------------------    ------------------

OTHER INCOME
   Service charges on deposit accounts                                                                 5,629                     -
   Other charges, commissions and fees                                                                13,639                     -
                                                                                          ------------------    ------------------
      Total                                                                                           19,268                     -
                                                                                          ------------------    ------------------

OTHER EXPENSE
  Salaries and employee benefits                                                                     122,422                59,389
  Occupancy expense                                                                                   15,028                10,177
  Furniture and equipment expense                                                                     15,531                     -
  Other operating expense                                                                            114,063                19,191
                                                                                          ------------------    ------------------
      Total                                                                                          267,044                88,757
                                                                                          ------------------    ------------------

INCOME (LOSS) BEFORE INCOME TAXES                                                                   (194,773)              (91,281)

Income tax expense (benefit)                                                                         (73,463)                    -
                                                                                          ------------------    ------------------

NET INCOME (loss)                                                                         $         (121,310)   $          (91,281)
                                                                                          ==================    ==================

EARNINGS (LOSS) PER SHARE
     Average shares outstanding                                                                      563,728                     -
     Net income                                                                           $            (.22)    $                -









                  See notes to condensed financial statements.

                         FIRST CAPITAL BANCSHARES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)



                                                                                                     Accumulated
                                                 Common Stock                           Retained        Other
                                         -----------------------------  Capital         Earnings    Comprehensive
                                            Shares         Amount       Surplus         (Deficit)       Income        Total
                                         ------------   ------------  ------------    ------------  -------------  ------------
BALANCE,
  DECEMBER 31, 1999                           563,728   $      5,637  $   5,110,551   $   (464,179) $     (15,661) $   4,636,348

Net income (loss)
  for the period                                                                          (121,310)                     (121,310)

Other comprehensive income,
  net of tax benefit of $33,637                                                                           (65,294)       (65,294)
                                                                                                                   -------------

Comprehensive income (loss)                                                                                             (186,604)
                                         ------------   ------------  -------------   ------------  -------------  -------------

BALANCE,
 MARCH 31, 2000                               563,728   $      5,637  $   5,110,551   $   (585,489) $     (80,955) $   4,449,744
                                         ============   ============  =============   ============  =============  =============





                  See notes to condensed financial statements.

                         FIRST CAPITAL BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                     Three Months Ended
                                                                                                           March 31,
                                                                                         ----------------------------------------
                                                                                                2000                   1999
                                                                                         -------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                      $         (121,310)   $          (91,281)
     Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
     Depreciation and amortization                                                                    23,827                     -
     Provision for loan losses                                                                        63,368                     -
     Accretion and premium amortization                                                               (1,645)                    -
     Increase in deferred taxes                                                                      (68,124)                    -
     Increase in interest receivable                                                                 (12,879)                    -
     Increase in interest payable                                                                     24,543                     -
     Increase in other assets                                                                        (24,830)              (18,971)
     Decrease in other liabilities                                                                    (4,086)                    -
                                                                                          ------------------    ------------------
         Net cash used by operating activities                                                      (121,136)             (110,252)
                                                                                          ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of securities available-for-sale                                                       (400,000)                    -
   Maturities of securities available-for-sale                                                       121,571                     -
   Net increase in loans made to customers                                                        (4,057,781)                    -
   Purchases of premises and equipment                                                               (53,789)             (370,150)
   Purchase of Federal Home Loan Bank stock                                                          (16,400)                    -
                                                                                          ------------------    ------------------
         Net cash used by investing activities                                                    (4,406,399)             (370,150)
                                                                                          ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand deposits, interest
      bearing transaction accounts and savings accounts                                            1,202,859                     -
   Net increase in certificates of deposit and other time deposits                                 3,007,387                     -
   Increase in deferred stock issuance and organizational cost                                             -               (18,046)
   Proceeds from notes payable                                                                             -               410,000
   Net decrease in federal funds purchased                                                          (140,000)                    -
                                                                                          ------------------    ------------------
       Net cash provided by financing activities                                                   4,070,246               391,954
                                                                                          ------------------    ------------------

NET INCREASE IN CASH AND  CASH EQUIVALENTS                                                          (457,289)              (88,448)

CASH AND CASH EQUIVALENTS, BEGINNING                                                                 956,492               103,293
                                                                                          ------------------    ------------------

CASH AND CASH EQUIVALENTS, ENDING                                                         $          499,203    $           14,845
                                                                                          ==================    ==================

 Cash paid during the period for:
   Income taxes                                                                           $            2,925    $                -
   Interest                                                                               $           73,102    $            2,524



                  See notes to condensed financial statements.

                         FIRST CAPITAL BANCSHARES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 2000 and for the interim periods ended March 31, 2000 and 1999 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1999 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in First Capital Bancshares, Inc.'s 1999 Annual Report.


NOTE 2 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income which is defined as non-owner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three-month period ended March 31, 2000:


                                                                        Pre-tax               (Expense)            Net of tax
                                                                         Amount                Benefit                Amount
                                                                    ------------------    ------------------    ------------------
FOR THE THREE MONTHS ENDED MARCH 31, 2000:
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
    during the period                                               $          (98,931)   $           33,637    $          (65,294)
  Plus: reclassification adjustment for gains (losses)
    realized in net income                                                           -                     -                     -
                                                                    ------------------    ------------------    ------------------
Net unrealized gains (losses) on securities                                    (98,931)               33,637               (65,294)
                                                                    ------------------    ------------------    ------------------

Other comprehensive income                                          $          (98,931)   $           33,637    $          (65,294)
                                                                    ==================    ==================    ==================

Accumulated other comprehensive income consists solely of the unrealized gain on securities available for sale, net of the deferred tax effects.

                         FIRST CAPITAL BANCSHARES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

The following is a discussion of the Company's financial condition as of March 31, 2000 compared to December 31, 1999, and the results of operations for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. It should be understood that the discussion is based on the Bank's opening for business on September 27, 1999. All amounts prior to September 27, 1999 related to the organizational costs necessary to open the Bank. These comments should be read in conjunction with the Company's condensed financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

NET INTEREST INCOME

For the three months ended March 31, 2000, net interest income totaled $116,371. Total interest income for the three months ended March 31, 2000 was $214,016. This income was partially offset by interest expense of $97,645. The net interest margin realized on earning assets was 4.69% for the three months ended March 31, 2000 and the interest rate spread was 2.97% for the three months ended March 31, 2000.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended March 31, 2000, the provision charged to expense was $63,368. This is a result of management's efforts to increase the allowance for loan losses to match the growth in the loan portfolio. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. The Bank maintains an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management's judgment about the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of the Bank's net income and, possibly, its capital.

NONINTEREST INCOME

Noninterest income for the three months ended March 31, 2000 was $19,268. The primary source of this income was from other charges, commissions and fees which totaled $13,639 for the three months ended March 31, 2000. In addition, service charges on deposit accounts totaled $5,629 for the three months ended March 31, 2000.

NONINTEREST EXPENSE

Total noninterest expense for the three months ended March 31, 2000 was $267,044. The primary component of noninterest expense was salaries and employee benefits which totaled $122,422 for the three months ended March 31, 2000. In addition, other operating expense totaled $114,063 for the three months ended March 31, 2000. The Company incurred noninterest expense of $88,757 for the three months ended March 31, 1999, all of which were preopening expenses.

                         FIRST CAPITAL BANCSHARES, INC.

INCOME TAXES

The income tax benefit for three months ended March 31, 2000 was $73,463 and was a result of the Company's net operating loss. The benefit was based on an effective tax rate of 37% at March 31, 2000.

NET INCOME (LOSS)

The combination of the above factors resulted in a net loss for the three months ended March 31, 2000 of $121,310. This loss is based on the Bank being open for business only six full months through March 31, 2000. The Company incurred a net loss of $91,281 for the three months ended March 31, 1999. This loss was attributable to expenses associated with forming the Bank.

ASSETS AND LIABILITIES

During the first three months of 2000, total assets increased $3,904,100, or 40.3%, when compared to December 31, 1999. The primary source of growth in assets was gross loans which increased $4,057,781 during the first three months of 2000. Total deposits increased $4,210,247, or 86.2%, from the December 31, 1999 amount of $4,884,779. Within the deposit area, time deposits $100,000 and over increased $1,131,540 or 71.5%. Other time deposits also increased $1,875,847, or 107%, during the first three months of 2000.

INVESTMENT SECURITIES

Investment securities increased from $4,114,867 at December 31, 1999 to $4,296,010 at March 31, 2000. All of the Bank's investment securities were designated as available-for-sale at March 31, 2000.

LOANS

The Company continued its trend of significant growth during the first three months of 2000, especially in the loan area. Net loans increased $3,994,413, or 115.2%, during the period. As shown below, the main component of growth in the loan portfolio was commercial and industrial which increased 420.7%, or $2,447,204, from December 31, 1999. Also, consumer and other loans increased $1,597,465, or 147.2%. Balances within the major loans receivable categories as of March 31, 2000 and December 31, 1999 are as follows:


                                                                             March 31, 2000        December 31, 1999
                                                                          --------------------    --------------------
Real estate - construction                                                $            559,503    $             65,000
Real estate - mortgage                                                               3,625,386               1,778,250
Commercial and industrial                                                            1,041,023                 581,758
Consumer and other                                                                   2,342,223               1,085,346
                                                                          --------------------    --------------------

                                                                          $          7,568,135    $          3,510,354
                                                                          ====================    ====================

                         FIRST CAPITAL BANCSHARES, INC.

RISK ELEMENTS IN THE LOAN PORTFOLIO

The following is a summary of risk elements in the loan portfolio:

                                                                                                         March 31,
                                                                                                           2000
                                                                                                  --------------------
Loans:   Nonaccrual loans                                                                         $                  -

   Accruing loans more than 90
     days past due                                                                                $                  -

Loans identified by the internal review mechanism:

   Criticized                                                                                     $            371,000

   Classified                                                                                     $                  -

Activity in the Allowance for Loan Losses is as follows:
                                                                                                         March 31,
                                                                                                           2000
                                                                                                  --------------------
Balance, January 1,                                                                               $             42,309
Provision for loan losses for the period                                                                        63,368
Net loans (charged off) recovered for
  the period                                                                                                         -
                                                                                                  --------------------

Balance, end of period                                                                            $            105,677
                                                                                                  ====================

Gross loans outstanding, end of period                                                            $          7,568,135

Allowance for loan losses to
  loans outstanding                                                                                               1.40%

                         FIRST CAPITAL BANCSHARES, INC.

DEPOSITS

At March 31, 2000, total deposits increased by $4,210,247, or 86.2%, from December 31, 1999. The largest increase was in other time deposits which increased $1,875,847, or 107%, from December 31, 1999 to March 31, 2000.
Expressed in percentages, non-interest bearing deposits increased 143.8% and interest bearing deposits increased 81.4%.

Balances within the major deposit categories as of March 31, 2000 and December 31, 1999 are as follows:

                                                                               March 31,              December 31,
                                                                                 2000                     1999
                                                                          --------------------    --------------------
Noninterest bearing demand deposits                                       $            911,687    $            373,959
Interest bearing demand deposits                                                     1,210,798                 625,052
Savings deposits                                                                       630,362                 550,976
Time deposits $100,000 and over                                                      2,713,731               1,582,191
Other time deposits                                                                  3,628,448               1,752,601
                                                                          --------------------    --------------------

                                                                          $          9,095,026    $          4,884,779
                                                                          ====================    ====================

LIQUIDITY

Liquidity needs are met by the Bank through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio which was at 83.2% at March 31, 2000 and 69.9% at December 31, 1999.

Securities available-for-sale, which totaled $4,296,010 at March 31, 2000, serve as a ready source of liquidity. The Bank also has lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At March 31, 2000, unused lines of credit totaled $1,250,000.

CAPITAL RESOURCES

Total shareholders' equity decreased from $4,636,348 at December 31, 1999 to $4,449,744 at March 31, 2000. The decrease is due to the net loss for the period of $121,310, and a negative change of $65,294 in the fair value of securities available-for-sale.

                         FIRST CAPITAL BANCSHARES, INC.

CAPITAL RESOURCES -- continued

Bank holding companies, such as the Company, and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially common shareholders' equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in the Company's assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 3.0%.

The following table summarizes the Company's risk-based capital at March 31, 2000:

Shareholders' equity                                                      $          4,530,699
Less: intangibles                                                                            -
                                                                          --------------------
Tier 1 capital                                                                       4,530,699

Plus: allowance for loan losses (1)                                                    105,677
                                                                          --------------------
Total capital                                                             $          4,636,376
                                                                          ====================

Risk-weighted assets                                                      $          8,821,000
                                                                          ====================

Risk based capital ratios
          Tier 1 (to risk-weighted assets)                                              51.36%
          Total capital                                                                 52.56%
          Tier 1 (to total assets)                                                      33.31%

(1) limited to 1.25% of risk-weighted assets

REGULATORY MATTERS

From time to time, various bills are introduced in the United States Congress with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. The Company cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Company.

                         FIRST CAPITAL BANCSHARES, INC.

YEAR 2000

Like many financial institutions, we rely upon computers for conducting our business and for information systems processing. Industry experts were concerned that on January 1, 2000, some computers would not be able to interpret the new year properly, causing computer malfunctions. While we have not experienced any material computer malfunctions to date, there remains a risk that our computers will be unable to read or interpret data on Year 2000-sensitive dates, including October 10, 2000. Our regulators have issued guidelines to require compliance with Year 2000 issues. In accordance with these guidelines, we have developed and executed a plan to ensure that our computer and telecommunication systems do not have these Year 2000 problems. We generally rely on software and hardware developed by independent third parties for our information systems. We believe that our internal systems and software, including our network connections, are programmed to comply with Year 2000 requirements, although there is a risk they may not be. We incurred approximately $6,400 in expenses in 1999 to implement our Year 2000 plan. Under our plan, we are continuing to monitor the situation throughout 2000. Based on information currently available, we believe that we will not incur significant additional expenses in connection with the Year 2000 issue.

The Year 2000 issue may also negatively affect the business of our customers, but to date we are not aware of any material Year 2000 issues affecting them. We include Year 2000 readiness in our lending criteria to minimize risk. However, this will not eliminate the issue, and any financial difficulties that our customers experience caused by Year 2000 issues could impair their ability to repay loans to us.


PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

          10.4    Form of escrow  agreement among First Capital  Bancshares,  Banc Stock Financial  Services,  Inc.
                  and The Banker's Bank*

          10.5    Sales Agency Agreement among First Capital Bancshares and Banc Stock Financial Services, Inc.*

          10.6    An agreement  for software and account  processing  services  dated  December 7, 1998 with Fiserv
                  Solutions, Inc.*

          10.7    Revised and Restated  Letter of Employment  dated  February 24, 1999,  between J. Randy  McDonald and First Capital Bancshares*

                         FIRST CAPITAL BANCSHARES, INC.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K -- continued
----------------------------------------


          10.8    Form of Stock Order Form*

          10.9    1999 Stock  Incentive  Plan  (previously  filed as Exhibit 10.9 to the Company's  Form 10-KSB for the period ended December 31, 1999, SEC File No. 333-69555).

          13.1    The Company's 1999 Annual Report (previously filed as Exhibit
                  13 to the Company's Form 10-KSB for the period ended December
                  31, 1999, SEC File No. 333-69555).

          21.1 Subsidiaries of The Company (previously filed as Exhibit 21 to the Company's Form 10-KSB for the period ended December 31, 1999, SEC File No. 333-69555).

          27.1.   Financial Data Schedule for the period ended March 31, 2000 (for electronic filing purposes)

----------------
*Incorporated by reference to our Registration Statement on Form SB-2, File No. 333-69555.

          Reports on Form 8-K.

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 2000. Items 1, 2, 3, 4 and 5 are not applicable.

                         FIRST CAPITAL BANCSHARES, INC.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 FIRST CAPITAL BANCSHARES, INC.




                                                 By:    /s/ J. AUBREY CROSLAND
                                                        ----------------------
                                                        J. Aubrey Crosland
                                                        President




Date: May 11, 2000                               By:    /s/ JOHN M. DIGBY
                                                        -----------------
                                                        John M. Digby
                                                        Chief Financial Officer