Form 10QSB
period 2000-06-30
FIRST CAPITAL BANCSHARES INC /SC/
filed 2000-08-14
CIK 1075705

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

   (MARK ONE)                     FORM 10-QSB
        X       QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
      -----      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2000

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      ------     THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                                  Page 1 of 20
                             EXHIBIT INDEX ON PAGE 2

                         FIRST CAPITAL BANCSHARES, INC.

                                      Index


PART I. FINANCIAL INFORMATION                                                                                      Page No.
-----------------------------

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -- June 30, 2000 and December 31, 1999.....................................3

         Condensed Consolidated Statements of Income -- Six months ended June 30, 2000 and 1999 and Three months ended June 30, 2000..................................................................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Six months ended June 30, 2000.................................................................................5

         Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 2000 and 1999.......................6

         Notes to Condensed Consolidated Financial Statements.............................................................7

Review by Independent Certified Public Accountants........................................................................8

Report on Review by Independent Certified Public Accountants..............................................................9

Item 2. Management's Discussion and Analysis of Financial Condition
  and Results of Operations..............................................................................................10-15

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders..............................................................16

Item 5. Other Matters....................................................................................................16-17

Item 6. Exhibits and Reports on Form 8-K.................................................................................17-18

         (a) Exhibits....................................................................................................17-18

         (b) Reports on Form 8-K.........................................................................................17-18


                         FIRST CAPITAL BANCSHARES, INC.

                      Condensed Consolidated Balance Sheets
                                   (Unaudited)


                                                                   June 30,         December 31,
                                                                     2000               1999
                                                                   --------         ------------
Assets
Cash and cash equivalents:
  Cash and due from banks                                          $ 509,230         $  486,492
Federal funds sold & repurchase agreements                           890,000            470,000
                                                                   ---------         ---------
  Total cash and cash equivalents                                  1,399,230            956,492
                                                                   ---------         ---------

  Securities available-for-sale                                    4,135,444          4,114,867
                                                                   ----------        ----------

Loans receivable                                                   10,128,629         3,510,354
  Less allowance for loan losses                                     (135,754)          (42,309)
                                                                   ----------        ----------
    Loans, net                                                      9,992,875         3,468,045
                                                                   ----------        ----------

Accrued interest receivable                                           123,934            59,866
Premises and equipment, net                                           815,632           797,776
Other assets                                                          495,067           299,954
                                                                   ----------        ----------

    Total assets                                                   16,962,182         9,697,000
                                                                   ==========         =========
Liabilities and Shareholders' Equity
Liabilities:
Deposits:
  Non-interest-bearing                                                982,447           373,959
  Interest-bearing                                                  1,868,993           625,052
  Savings                                                             973,016           550,976
  Time deposits $100,000 and over                                   3,083,534         1,582,191
  Other time deposits                                               5,619,207         1,752,601
                                                                   ----------        ----------
                                                                   12,527,197         4,884,779
Accrued interest payable                                               69,085            26,762
Federal funds purchased                                                     -           140,000
Other liabilities                                                      11,575             9,111
                                                                   ----------        ----------
    Total liabilities                                              12,607,857         5,060,652
                                                                   ----------        ----------
Shareholders' Equity
  Preferred stock, $.01 par value; 10,000,000 shares authorized
   and unissued                                                         -                  -
Common stock, $.01 par value; 10,000,000 shares authorized,
   563,728 shares issued and outstanding                                5,637             5,637
Capital surplus                                                     5,110,551         5,110,551
Accumulated other comprehensive income (loss)                        (77,216)           (15,661)
Retained earnings (deficit)                                          (684,647)         (464,179)
                                                                   ----------        ----------
    Total shareholders' equity                                      4,354,325         4,636,348
                                                                   ----------        ----------
    Total liabilities and shareholders' equity                    $16,962,182        $9,697,000
                                                                   ==========         =========

                 See notes to condended finanacial statements.

                         FIRST CAPITAL BANCSHARES, INC.

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                    Six Months Ended June 30,        Three Months Ended June 30,
                                                   --------------------------        ---------------------------
                                                       2000            1999             2000              1999
                                                   -----------      ---------        -----------        --------
Interest income
  Loans, including fees                             $  362,931       $   -            $  229,299      $     -
  Investment securities, taxable                       155,770           -                80,459            -
  Federal funds sold                                    20,713           -                10,709            -
                                                   -----------      ---------        -----------        --------
   Total                                               539,414           -               320,467            -
                                                   -----------      ---------        -----------        --------
Interest expense
  Time deposits $100,000 and over                       82,082           -                47,446            -
  Other deposits                                       160,804           -               100,071            -
  Federal funds purchased and securities sold
  under agreements to repurchase                        11,787           -                 9,511            -
  Other interest expense                                    -         12,403                 -             9,879
                                                   -----------      ---------        -----------        --------
   Total                                               254,673        12,403             157,028           9,879
                                                   -----------      ---------        -----------        --------

Net interest income                                    284,741       (12,403)           163,439           (9,879)
Provision for loan losses                               97,862           -                34,494            -
                                                   -----------      ---------        -----------        --------
Net interest income after provision
  for loan losses                                      186,879       (12,403)            128,945          (9,879)
                                                   -----------      ---------        -----------        --------

Other operating income
  Service charges on deposit accounts                   15,545           -                 9,916            -
  Credit life insurance commissions                     13,327           -                11,365            -
  Other charges, commissions and fees                   8,202            -                 1,456            -
                                                   -----------      ---------        -----------        --------
  Total                                                 37,074           -                22,737            -
                                                   -----------      ---------        -----------        --------
Other operating expenses
  Salaries and employee benefits                       270,009        126,999            147,587          67,610
  Net occupancy expense                                 28,324         11,793             13,296           1,616
  Furniture and equipment expense                       31,912           -                16,381            -
  Other operating expenses                             243,220         56,156            129,157          36,965
                                                   -----------      ---------        -----------        --------
   Total                                               573,465        194,948            306,421         106,191
                                                   -----------      ---------        -----------        --------

Income (loss) before income taxes                     (349,512)      (207,351)          (154,739)       (116,070)
Income tax expense (benefit)                          (129,044)          -               (55,581)           -
                                                   -----------      ---------        -----------        --------

Net income (loss)                                  $  (220,468)     $   (207,351)    $   (99,158)     $ (116,070)
                                                   -----------      ---------        -----------        --------
Earnings (loss) per share
  Average shares outstanding                           563,728        563,728            563,728         563,728
  Net income (loss)                                $     (0.39)     $   (0.37)       $     (0.18)       $  (0.21)

                 See notes to condensed financial statements.

                         FIRST CAPITAL BANCSHARES, INC.

   Condensed Consolidated Statement of Shareholders' Equity and Comprehensive
                  Income for the six months ended June 30, 2000
                                   (Unaudited)

                                                                               Accumulated
                         Common Stock                           Retained          Other
                         ------------           Capital         Earnings     Comprehensive
                      Shares       Amount       Surplus         (Deficit)        Income             Total
                      ------       ------       -------         ---------      ------------         ------
Balance,
December 31, 1999     563,728      $ 5,637    $ 5,110,551    $  (464,179)     $  (15,661)      $ 4,636,348

Net income (loss)
for the period                                                  (220,468)                         (220,468)

Other comprehensive
income, net of tax
benefit of $32,256                                                               (61,555)          (61,555)

Comprehensive income        -            -             -               -              -           (282,023)
                      -------      -------    -----------    -----------      ----------       -----------
Balance,
June 30, 2000         563,728      $ 5,637    $ 5,110,551    $  (684,647)     $  (77,216)      $ 4,354,325
                      =======      =======    ===========    ===========      ==========       ===========

See notes to condensed financial statements.

                         FIRST CAPITAL BANCSHARES, INC.

                Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                               Six Months
                                                                              Ended June 30,
                                                                       -------------------------
                                                                        2000               1999
                                                                       -------------------------
Cash flows from operating activities:
  Net income (loss)                                                $  (220,468)        $ (207,351)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
  Depreciation and amortization                                         48,505              -
  Provision for loan losses                                             97,862              -
  Accretion and premium amortization                                    (3,235)             -
  Increase in deferred taxes                                          (123,707)             -
  Increase in interest receivable                                      (64,068)             -
  Increase in interest payable                                          42,323              -
  Increase in other assets                                             (22,750)           (54,561)
  Increase in other liabilities                                          2,464              -
                                                                      ---------          ---------
    Net cash used by operating activities                             (243,074)          (261,912)
                                                                      ---------          ---------
Cash flows from investing activities:
  Purchases of securities available-for-sale                          (400,000)             -
  Maturities of securities available-for-sale                          288,847              -
  Net increase in loans made to customers                           (6,622,692)             -
  Purchases of premises and equipment                                  (66,361)          (389,698)
  Purchase of Federal Home Loan Bank stock                             (16,400)             -
                                                                    -----------          ---------
    Net cash used by investing activities                           (6,816,606)          (389,698)
                                                                    -----------          ---------
Cash flows from financing activities:
  Net increase in demand deposits, interest-bearing transaction
   accounts and savings accounts                                     2,274,469              -
  Net increase in certificates of deposit and other time deposits    5,367,949              -
  Proceeds from notes payable                                             -               585,000
  Net decrease in federal funds purchased                             (140,000)             -
                                                                      --------            -------
  Net cash provided by financing activities                          7,502,418            585,000
                                                                     ---------            -------

Net increase (decrease) in cash and cash equivalents                   442,738            (66,610)

Cash and cash equivalents, beginning                                   956,492            103,239
                                                                     ---------            --------

Cash and cash equivalents, ending                                  $ 1,399,230         $   36,629
                                                                   ===========         ==========
Cash paid during the period for:
    Income taxes                                                   $     2,925         $    -
    Interest                                                       $   212,350         $   12,403

                  See notes to condensed financial statements.

                         FIRST CAPITAL BANCSHARES, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 2000 and for the interim periods ended June 30, 2000 and 1999 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1999 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in First Capital Bancshares, Inc.'s 1999 Annual Report.

Note 2 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner-related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three and six month periods ended June 30, 2000:


                                                                     Pre-tax      (Expense)      Net-of-tax
                                                                      Amount       Benefit         Amount
                                                                   ---------     -----------    ----------
For the Six Months Ended June 30, 2000:
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
   during the period                                              $  (93,811)     $ 32,256     $  (61,555)
  Plus: reclassification adjustment for
   gains (losses) realized in net income                                 -            -               -
                                                                   ---------     -----------    ----------
Net unrealized gains (losses) on securities                          (93,811)       32,256        (61,555)
                                                                   ---------     -----------    ----------

Other comprehensive income                                        $  (93,811)     $ 32,256     $  (61,555)
                                                                   =========     ===========    ==========

                                                                     Pre-tax      (Expense)      Net-of-tax
                                                                      Amount       Benefit         Amount
                                                                   ---------     -----------    ----------
For the Three Months Ended June 30, 2000:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising
during the period                                                  $   5,691     $    (1,952)   $    3,739
Plus: reclassification adjustment for
gains (losses) realized in net income                                    -              -              -
                                                                   ---------     -----------    ----------
Net unrealized gains (losses) on securities                            5,691          (1,952)        3,739
                                                                   ---------     -----------    ----------

Other comprehensive income                                         $   5,691     $    (1,952)   $    3,739
                                                                   =========     ===========    ==========

Accumulated other comprehensive income consists solely of the unrealized gain on securities available for sale, net of the deferred tax effects.

                         FIRST CAPITAL BANCSHARES, INC.

               Review by Independent Certified Public Accountants

Tourville, Simpson and Caskey, L.L.P., the Company's independent certified public accountants, have made a limited review of the financial data as of June 30, 2000, and for the three and six month periods ended June 30, 2000 and 1999 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

                         FIRST CAPITAL BANCSHARES, INC.

          Report on Review by Independent Certified Public Accountants


The Board of Directors
First Capital Bancshares, Inc.
Bennettsville, South Carolina

We have reviewed the accompanying condensed consolidated balance sheet of First Capital Bancshares, Inc. and subsidiary (the Company) as of June 30, 2000, the related condensed consolidated statements of income for the three and six month periods ended June 30, 2000 and 1999, the related condensed consolidated statement of changes in shareholders' equity and comprehensive income for the six month period ended June 30, 2000, and the related condensed consolidated statements of cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income, and cash flows for the year then ended (not presented herein); and, in our report dated February 18, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                           TOURVILLE, SIMPSON AND CASKEY, L.L.P.
Columbia, South Carolina
August 2, 2000

                         FIRST CAPITAL BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Company's financial condition as of June 30, 2000 compared to December 31, 1999, and the results of operations for the three and six months ended June 30, 2000 compared to the three and six months ended June 30, 1999. It should be understood that the discussion is based on the Bank's opening for business on September 27, 1999. All amounts prior to September 27, 1999 related to the organizational costs necessary to open the Bank. These comments should be read in conjunction with the Company's condensed financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission.

Results of Operations

Net Interest Income

For the six months ended June 30, 2000, net interest income totaled $284,741. Total interest income for the six months ended June 30, 2000 was $539,414. This income was partially offset by interest expense of $254,673. The net interest margin realized on earning assets was 4.64% for the six months ended June 30, 2000 and the interest rate spread was 2.97% for the six months ended June 30, 2000. The only interest incurred in the six months ended June 30, 1999 was $12,403, which related to the line of credit obtained to finance organizational costs.

Net interest income for the quarter ended June 30, 2000 was $163,439. Total interest income for the quarter ended June 30, 2000 was $320,467. This income was partially offset by interest expense of $157,028.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. For the six months ended June 30, 2000, the provision charged to expense was $97,862. The provision charged to expense was $34,494 for the quarter ended June 30, 2000. This is a result of management's efforts to increase the allowance for loan losses to match the growth in the loan portfolio. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. The Bank maintains an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management's judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of the Bank's net income and, possibly, its capital.

                         FIRST CAPITAL BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Noninterest Income

Noninterest income for the six months ended June 30, 2000 was $37,074. The primary source of this income was from service charges on deposit accounts, which totaled $15,545 for the six months ended June 30, 2000. Commissions on credit life insurance totaled $13,327 for the six months ended June 30, 2000.

Noninterest income for the quarter ended June 30, 2000 totaled $22,737. For the quarter ended June 30, 2000, credit life insurance commissions totaled $11,365. Service charges on deposit accounts totaled $9,916 for the quarter ended June 30, 2000.

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2000 was $573,465. The primary component of noninterest expense was salaries and employee benefits, which totaled $270,009 for the six months ended June 30, 2000. In addition, other operating expenses totaled $243,220 for the six months ended June 30, 2000. The Company incurred noninterest expense of $194,948 for the six months ended June 30, 1999, all of which related to organizational costs to form and open the Bank.

Noninterest expense for the quarter ended June 30, 2000 totaled $306,421. This was composed primarily of salaries and employee benefits which totaled $147,587 for the quarter ended June 30, 2000. In addition, other operating expenses totaled $129,157 for the quarter ended June 30, 2000. Noninterest expense for the quarter ended June 30, 1999 totaled $106,191, all of which related to organizational costs to form the Bank.

Income Taxes

The income tax benefit for six months ended June 30, 2000 was $129,044 and was a result of the Company's net operating loss. The benefit was based on an effective tax rate of 37% at June 30, 2000.

The income tax benefit for the quarter ended June 30, 2000 was $55,581, which represents an effective tax rate of 36%.

Net Income (Loss)

The combination of the above factors resulted in a net loss for the six months ended June 30, 2000 of $220,468. This loss is based on the Bank being open for business only nine full months through June 30, 2000. The Company incurred a net loss of $207,351 for the six months ended June 30, 1999. This loss was attributable to expenses associated with forming the Bank.

Assets and Liabilities

During the first six months of 2000, total assets increased $7,265,182, or 74.92% when compared to December 31, 1999. The primary source of growth in assets was gross loans, which increased $6,618,275 during the first six months of 2000. Total deposits increased $7,642,418, or 156.45%, from the December 31, 1999 amount of $4,884,779. Within the deposit area, time deposits $100,000 and over increased $1,501,343 or 94.89%. Other time deposits also increased $3,866,606, or 220.62%, during the first six months of 2000.

Investment Securities

Investment securities increased from $4,114,867 at December 31, 1999 to $4,135,444 at June 30, 2000. All of the Company's investment securities were designated as available-for-sale at June 30, 2000.

                         FIRST CAPITAL BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Loans

The Company experienced significant growth during the first six months of 2000, especially in the loan area. Net loans increased $6,524,830, or 188.14%, during the period. As shown below, the main component of growth in the loan portfolio was real estate - mortgage loans, which increased 178.55%, or $3,175,107, from December 31, 1999. Also, consumer and other loans increased $1,768,671, or 162.96%. Balances within the major loans receivable categories as of June 30, 2000 and December 31, 1999 are as follows:

                                                                                            June 30,       December 31,
                                                                                              2000            1999
                                                                                         ------------     ------------
Real estate - construction                                                               $    634,801     $     65,000
Real estate - mortgage                                                                      4,953,357        1,778,250
Commercial and industrial                                                                   1,686,454          581,758
Consumer and other                                                                          2,854,017        1,085,346
                                                                                         ------------     ------------
                                                                                         $ 10,128,629     $  3,510,354
                                                                                         ============     ============
Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

                                                                                        June 30, 2000
                                                                                        -------------
Loans: Nonaccrual loans                                                                  $         -

Accruing loans more than 90 days past due                                                $         -

Loans identified by the internal review mechanism:

Criticized                                                                               $   374,664
Classified                                                                               $         -

Activity in the Allowance for Loan Losses is as follows:

                                                                                        June 30, 2000
                                                                                        -------------
Balance, January 1,                                                                      $    42,309
Provision for loan losses for the period                                                      97,862
Net loans (charged-off) recovered for the period                                              (4,417)
                                                                                        -------------

Balance, end of period                                                                   $   135,754
                                                                                        =============

Gross loans outstanding, end of period                                                   $10,128,629

Allowance for loan losses to loans outstanding                                                 1.34%

                         FIRST CAPITAL BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Deposits

At June 30, 2000, total deposits increased by $7,642,418 or 156.45%, from December 31, 1999. The largest increase was in other time deposits, which increased $3,866,606, or 220.62%, from December 31, 1999 to June 30, 2000.
Expressed in percentages, noninterest-bearing deposits increased 162.72% and interest-bearing deposits increased 155.93%.

Balances within the major deposit categories as of June 30, 2000 and December 31, 1999 are as follows:

                                         June 30,       December 31,
                                           2000             1999
                                        -----------     -----------
Noninterest-bearing demand deposits     $   982,447     $   373,959
Interest-bearing demand deposits          1,868,993         625,052
Savings deposits                            973,016         550,976
Time deposits $100,000 and over           3,083,534       1,582,191
Other time deposits                       5,619,207       1,752,601
                                        -----------     -----------

                                        $12,527,197     $ 4,884,779
                                        ===========     ===========

Liquidity

Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 80.85% at June 30, 2000 and 69.9% at December 31, 1999.

Securities available-for-sale, which totaled $4,135,444 at June 30, 2000, serve as a ready source of liquidity. The Bank also has lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At June 30, 2000, unused lines of credit totaled $723,687.

Capital Resources

Total shareholders' equity decreased from $4,636,348 at December 31, 1999 to $4,354,325 at June 30, 2000. The decrease is due to the net loss for the period of $220,468 and a negative change of $61,555 in the fair value of securities available-for-sale.

Thrift holding companies, such as the Company, and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy, which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially common shareholders' equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in the Company's assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. The OTS has also established a 3.0% minimum leverage ratio requirement. The leverage ratio is computed by dividing Tier 1 capital into average assets. For all except the highest rated banks, the minimum leverage ratio should be 3.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors.

                         FIRST CAPITAL BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Capital Resources - continued

The following table summarizes the Company's risk-based capital at June 30, 2000:

Shareholders' equity                         $ 4,431,541
Less: intangibles                                      -
                                             -----------
Tier 1 capital                                 4,431,541

Plus: allowance for loan losses (1)              135,754
                                             -----------
Total capital                                $ 4,567,295
                                             ===========

Risk-weighted assets                         $12,310,150
                                             ===========

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)           36.00%
Total capital (to risk-weighted assets)            37.10%
Tier 1 capital (to total assets)                   26.13%

(1) limited to 1.25% of risk-weighted assets

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

The Act also prohibits new unitary thrift holding companies from engaging in nonfinancial activities or affiliating with nonfinancial entities. The prohibition applies to a company that becomes a unitary thrift holding company pursuant to an application filed with the OTS after May 4, 1999. However, a grandfathered unitary thrift holding company, such as our Company, retains its authority to engage in nonfinancial activities.

                         FIRST CAPITAL BANCSHARES, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

Regulatory Matters - continued

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

                         FIRST CAPITAL BANCSHARES, INC.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On April 25, 2000, the Company held its Annual Meeting of Shareholders for the purpose of (a) approving the 2000 stock incentive plan and (b) electing three class I directors to serve for three year terms.

The proposal for the 2000 stock incentive plan received the number of affirmative votes of shareholders required for approval pursuant to the Bylaws of the Company. Of the 563,728 outstanding shares of the Company, 216,099 shares were voted for, 3,910 shares were voted against, and 100 abstained from voting for the stock incentive plan. There were no withheld and no broker nonvotes. The three nominees for director received the number of affirmative votes of shareholders required for such nominee's election in accordance with the Bylaws of the Company. Of the 563,728 outstanding shareholders of the Company shareholders voted for the election of each director as follows: Shoukath Ansari, M.D. received 220,099 votes for his election, 300 abstentions, and no votes against, withheld, or broker nonvotes; Robert G. Dowdy received 220,099 votes for his election, 300 abstentions, no votes against, and no votes withheld or broker nonvotes; Paul F. Rush, M.D. received 220,099 votes for his election, 300 abstentions, and no votes against, withheld or broker nonvotes.

Item 5. Other Information

On July 18, 2000, the Boards of Directors of the Bank and the Company voted to terminate Mr. Crosland's employment with both the Bank and the Company. On July 26, 2000, Mr. Crosland, together with two other Board members, Mr. Lee Shortt and Mr. Wylie Cartrette, sought and obtained an ex parte temporary restraining order in state court to enjoin the Boards' actions, primarily on the basis that Mr. Crosland had been excused from the meeting during the discussion about his employment and was not present at the time of the votes. Pending a hearing on this assertion, Mr. Crosland remained President of the Company and the Bank. On August 2, 2000, the court heard Mr. Crosland's, Mr. Shortt's, and Mr. Cartrette's motion for a preliminary injunction and the Company's motion to vacate the temporary restraining order and to dismiss the lawsuit. The court vacated the temporary restraining order and denied the plaintiffs' request for a preliminary injunction. The court stated it would consider the Company's motion to dismiss the lawsuit at a later date.

Although the court vacated its temporary restraining order, the Boards of Directors of the Bank and the Company met again on August 8, 2000 to discuss the decision to terminate Mr. Crosland and to decide whether to reaffirm the July 18 decision to terminate him or to set aside that decision. At this meeting, the Boards of Directors of the Bank and the Company reaffirmed the decision to terminate Mr. Crosland's employment.

In Mr. Crosland's employment agreement with the Company, Mr. Crosland agreed that he would resign as a director upon the termination of his employment if the Board requested that he do so. The employment agreement provides that the resignation would be effective automatically upon the Board's request. At the August 8 meeting, the Boards requested that Mr. Crosland resign as a director of the Company and the Bank, and the Boards accepted Mr. Crosland's resignation as set forth in the employment agreement. Nevertheless, through his attorney, Mr. Crosland has indicated that he may challenge the enforceability of the provision of his employment agreement that requires his resignation as a director upon his termination as President.

Also at the August 8 meeting, the Boards of Directors of the Company and the Bank appointed Charles O. ("Charlie") Rivers on an interim basis to serve as the President and Chief Executive Officer of the Company and the Bank, pending final approval from the OTS. The OTS has already granted its approval for the Bank to hire Mr. Rivers on an interim basis. Charlie Rivers has over 30 years of banking and investment experience. Most recently, he served as the Augusta, Georgia market president for First Union National Bank where he was directly responsible for 14 branch offices with 210 employees and over $1.5 billion in assets. Mr. Rivers was also the President of McNair Investment Company, a diversified agro-business company, in Laurinburg, North Carolina from 1982 until 1987.

                         FIRST CAPITAL BANCSHARES, INC.

Mr. Shortt had previously served as the chief executive officer of the Company and Mr. Randy McDonald had served in this role at the Bank. Mr. McDonald will remain with the Bank as its Chief Lending Officer. Mr. Shortt also resigned his position as Chairman of the Board and has been replaced as Chairman by Paul F. Rush, M.D., one of the founding board members of the Company.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

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

         27.1. Financial Data Schedule for the period ended June 30, 2000 (for electronic filing purposes)
----------------

                         FIRST CAPITAL BANCSHARES, INC.

*Incorporated by reference to our Registration Statement on Form SB-2, File No.
 333-69555.

Reports on Form 8-K.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2000.

Items 1, 2, 3, and 5 are not applicable.

                         FIRST CAPITAL BANCSHARES, INC.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         FIRST CAPITAL BANCSHARES, INC.

Date: August 14, 2000          By: /s/ JOHN M. DIGBY
                                   ---------------------------------------------
                                   John M. Digby
                                   On behalf of the Company and as
                                   Chief Financial Officer and
                                   Principal Accounting Officer