Form 10QSB
period 2000-09-30
FIRST CAPITAL BANCSHARES INC /SC/
filed 2000-11-08
CIK 1075705

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    (MARK ONE)                  FORM 10-QSB

        X           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
       ---           OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2000

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       ---    THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Item 1. Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets - September 30, 2000 and December 31, 1999.......................3

         Condensed Consolidated Statements of Income - Nine months ended September 30, 2000 and for the period December 19, 1997 to September 30, 1999 and the Three months ended September 30, 2000 and 1999....................................................................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Nine months ended September 30, 2000.................................................................5

         Condensed Consolidated Statements of Cash Flows -
           Nine months ended September 30, 2000 and 1999........................................................6

         Notes to Condensed Consolidated Financial Statements.................................................7-8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations................9-14

PART II. OTHER INFORMATION
--------------------------

Item 6. Exhibits and Reports on Form 8-K....................................................................15-18

         (a) Exhibits.......................................................................................15-18

         (b) Reports on Form 8-K...............................................................................15

                         FIRST CAPITAL BANCSHARES, INC.

                      Condensed Consolidated Balance Sheets

                                                                                        September 30,     December 31,
                                                                                            2000              1999
Assets                                                                                  (Unaudited)
                                                                                        -----------       -----------
Cash and cash equivalents:
Cash and due from banks                                                                $    472,044      $    486,492
Federal funds sold & repurchase agreements                                                1,750,000           470,000
                                                                                        -----------       -----------
Total cash and cash equivalents                                                           2,222,044           956,492
                                                                                        -----------       -----------

Securities available-for-sale                                                             4,004,457         4,114,867
                                                                                        -----------       -----------

Loans receivable                                                                          9,864,219         3,510,354
Less allowance for loan losses                                                            (137,872)         (42,309)
                                                                                        -----------       -----------
Loans, net                                                                                9,726,347         3,468,045
                                                                                        -----------       -----------

Accrued interest receivable                                                                 120,639            59,866
Premises and equipment, net                                                                 826,795           797,776
Other assets                                                                                547,839           299,954
                                                                                        -----------       -----------
Total assets                                                                           $ 17,448,121      $  9,697,000
                                                                                        ===========       ===========

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Noninterest-bearing                                                                    $    672,900      $    373,959
Interest-bearing                                                                          1,342,382           625,052
Savings                                                                                     922,195           550,976
Time deposits $100,000 and over                                                           3,636,261         1,582,191
Other time deposits                                                                       6,455,489         1,752,601
                                                                                        -----------       -----------
Total deposits                                                                           13,029,227         4,884,779

Accrued interest payable                                                                     80,222            26,762
Federal funds purchased                                                                           -           140,000
Other liabilities                                                                            17,365             9,111
                                                                                        -----------       -----------
Total liabilities                                                                        13,126,814         5,060,652
                                                                                        -----------       -----------

Shareholders' Equity
Preferred stock, $.01 par value; 10,000,000 shares authorized
and unissued                                                                                      -                 -
Common stock, $ .01 par value; 10,000,000 shares authorized,
563,728 shares issued and outstanding                                                         5,637             5,637
Capital surplus                                                                           5,110,551         5,110,551
Accumulated other comprehensive income (loss)                                               (30,293)          (15,661)
Retained earnings (deficit)                                                               (764,588)         (464,179)
                                                                                        -----------       -----------
Total shareholders' equity                                                                4,321,307         4,636,348
                                                                                        -----------       -----------
Total liabilities and shareholders' equity                                             $ 17,448,121      $  9,697,000
                                                                                        ===========       ===========

                  See notes to condensed financial statements.

                         FIRST CAPITAL BANCSHARES, INC.

                  Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                    For the period
                                                 Nine Months         December 19,
                                                   Ended          1997 (inception)to       Three Months Ended
                                                 September 30,      September 30,            September 30,
                                                 -------------      -------------       ------------------------
                                                     2000               1999              2000           1999
                                                 ----------         ----------          ----------    ----------
Interest income
Loans, including fees                           $  614,496         $       22         $  251,565      $       22
Investment securities, taxable                     234,439              2,121             78,669           2,121
Federal funds sold                                  45,687             50,036             24,974          50,036
                                                 ----------         ----------          ----------    ----------
Total                                              894,622             52,179            355,208          52,179
                                                 ----------         ----------          ----------    ----------

Interest expense
Time deposits $100,000 and over                    139,792                  -             57,710               -
Other deposits                                     291,478                326            130,674             326
Federal funds purchased and
securities sold under agreements to
repurchase                                          11,787                  -                  -               -
Other interest expense                                   -             18,159                  -           5,756
                                                 ----------         ----------          ----------    ----------
Total                                              443,057             18,485            188,384           6,082
                                                 ----------         ----------          ----------    ----------

Net interest income                                451,565             33,694            166,824          46,097
Provision for loan losses                          105,377                  -              7,515               -
                                                 ----------         ----------          ----------    ----------
Net interest income after
provision for loan losses                          346,188             33,694            159,309          46,097
                                                 ----------         ----------          ----------    ----------

Other operating income
Service charges on deposit accounts                 32,624                  -             17,079               -
Credit life insurance commissions                   14,041                  -                714               -
Other charges, commissions and fees                 10,469                211              2,267             211
                                                 ----------         ----------          ----------    ----------
Total                                               57,134                211             20,060             211
                                                 ----------         ----------          ----------    ----------

Other operating expenses
Salaries and employee benefits                     408,639            265,403            138,630          72,904
Net occupancy expense                               44,302             13,572             15,978           1,568
Furniture and equipment expense                     48,238                  -             16,326               -
Other operating expenses                           389,538             208,931           146,318          56,095
                                                 ----------         ----------          ----------    ----------
Total                                              890,717            487,906            317,252         130,567
                                                 ----------         ----------          ----------    ----------

Income (loss) before income taxes                 (487,395)          (454,001)          (137,883)        (84,259)
Income tax expense (benefit)                      (186,986)          (156,113)           (57,942)        (28,977)
                                                 ----------         ----------          ----------    ----------

Net income (loss)                               $ (300,409)        $ (297,888)        $  (79,941)     $  (55,282)
                                                 ==========         ==========          ==========    ==========
Earnings (loss) per share
Average shares outstanding                         563,728            563,728            563,728         563,728
Net income (loss)                               $    (0.53)        $   ( 0.53)        $    (0.14)     $    (0.10)


                  See notes to condensed financial statements.

                             FIRST CAPITAL BANCSHARES, INC.

   Condensed Consolidated Statement of Shareholders' Equity and Comprehensive
              Income for the nine months ended September 30, 2000
                                   (Unaudited)

                                                                              Accumulated
                         Common Stock                          Retained          Other
                       -----------------       Capital         Earnings      Comprehensive
                       Shares     Amount       Surplus         (Deficit)        Income             Total
                       ------     ------       -------         ---------     -------------         -----
Balance,
December 31, 1999       563,728  $ 5,637    $ 5,110,551    $  (464,179)     $ (15,661)         $  4,636,348

Net income (loss)
for the period                                                (300,409)                            (300,409)

Other
comprehensive
income, net of tax
benefit of $7,571                                                             (14,632)              (14,632)
                                                                                               ------------
Comprehensive income          -        -              -              -              -              (315,041)
                        -------  -------    -----------    ------------     ----------         ------------
Balance,
September 30, 2000      563,728  $ 5,637    $ 5,110,551    $  (764,588)     $ (30,293)         $  4,321,307
                        =======  =======    ===========    ============     ==========         ============


                  See notes to condensed financial statements.

                         FIRST CAPITAL BANCSHARES, INC.

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                               For the period
                                                                              Nine Months    December 19, 1997
                                                                                Ended         (inception) to
                                                                             September 30,     September 30,
                                                                             -------------     -------------
                                                                                 2000             1999
                                                                             -------------     -------------
Cash flows from operating activities:
Net income (loss)                                                            $   (300,409)      $  (297,888)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization                                                      48,238                50
Provision for loan losses                                                         105,377                 -
Accretion and premium amortization                                                 (4,757)                -
Increase in deferred taxes                                                       (181,648)                -
Increase in interest receivable                                                   (60,773)          (16,981)
Increase in interest payable                                                       53,460               322
Increase in other assets                                                          (41,966)         (156,164)
Increase in other liabilities                                                       8,254           376,420
                                                                             -------------     -------------
Net cash used by operating activities                                            (374,224)          (94,241)
                                                                             -------------     -------------
Cash flows from investing activities:
Purchases of securities available-for-sale                                       (400,000)       (2,267,503)
Maturities of securities available-for-sale                                       492,964                 -
Net increase in loans made to customers                                        (6,363,679)          (31,023)
Purchases of premises and equipment                                               (77,257)         (748,187)
Purchase of Federal Home Loan Bank stock                                          (16,700)                -
                                                                             -------------     -------------
Net cash used by investing activities                                          (6,364,672)       (3,046,713)
                                                                             -------------     -------------

Cash flows from financing activities:
Net increase in demand deposits, interest-bearing transaction
accounts and savings accounts                                                   1,387,490            48,309
Net increase in certificates of deposit and other time deposits                 6,756,958           743,669
Proceeds from notes payable                                                             -         4,970,343
Net decrease in federal funds purchased                                          (140,000)                -
                                                                             -------------     -------------
Net cash provided by financing activities                                       8,004,448         5,762,321
                                                                             -------------     -------------

Net increase (decrease) in cash and cash equivalents                            1,265,552         2,621,367

Cash and cash equivalents, beginning                                              956,492                 -
                                                                             -------------     -------------

Cash and cash equivalents, ending                                            $  2,222,044       $ 2,621,367
                                                                             -------------     -------------

Cash paid during the period for:
Income taxes                                                                 $      2,925       $         -
Interest                                                                     $    389,597       $    18,163

                  See notes to condensed financial statements.

                         FIRST CAPITAL BANCSHARES, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation
------------------------------

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of September 30, 2000 and for the interim periods ended September 30, 2000 and 1999 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 1999 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in First Capital Bancshares, Inc.'s 1999 Annual Report.

Note 2 - Comprehensive Income
-----------------------------

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner-related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three and nine month periods ended September 30, 2000:

                                                                        Pre-tax      (Expense)       Net-of-tax
                                                                         Amount       Benefit          Amount
                                                                         ------       -------          ------
For the Nine Months Ended September 30, 2000:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period            $ (22,203)   $   7,571        $ (14,632)
Plus: reclassification adjustment for
gains (losses) realized in net income                                          -            -                -
                                                                       ---------    ----------       ---------
Net unrealized gains (losses) on securities                              (22,203)       7,571          (14,632)
                                                                       ---------    ----------       ---------
Other comprehensive income                                             $ (22,203)   $   7,571        $ (14,632)
                                                                       =========    ==========       =========

                                                                        Pre-tax      (Expense)       Net-of-tax
                                                                         Amount       Benefit          Amount
                                                                         ------       -------          ------
For the Three Months Ended September 30, 2000:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period            $  71,608    $ (24,685)       $  46,923
Plus: reclassification adjustment for
gains (losses) realized in net income                                          -            -                -
                                                                       ---------    ----------       ---------
Net unrealized gains (losses) on securities                               71,608      (24,685)          46,923
                                                                       ---------    ----------       ---------
Other comprehensive income                                             $  71,608    $ (24,685)       $  46,923
                                                                       =========    ==========       =========

                         FIRST CAPITAL BANCSHARES, INC.


              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 2 - Comprehensive Income - continued
-----------------------------

                                                                       Pre-tax      (Expense)       Net-of-tax
                                                                        Amount       Benefit          Amount
                                                                        ------       -------          ------
For the period December 19, 1997 to September 30, 1999:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period           $ (9,859)      $ 3,352        $ (6,507)
Plus: reclassification adjustment for
gains (losses) realized in net income                                        -             -               -
                                                                      --------       -------        --------
Net unrealized gains (losses) on securities                             (9,859)        3,352          (6,507)
                                                                      --------       -------        --------

Other comprehensive income                                            $ (9,859)      $ 3,352        $ (6,507)
                                                                      ========       =======        ========

Accumulated other comprehensive income consists solely of the unrealized gain on securities available for sale, net of the deferred tax effects.

                         FIRST CAPITAL BANCSHARES, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations
        -------------

The following is a discussion of the Company's financial condition as of September 30, 2000 compared to December 31, 1999, and the results of operations for the three and nine months ended September 30, 2000 compared to the three and nine months ended September 30, 1999. It should be understood that the discussion is based on the Bank's opening for business on September 27, 1999. All amounts prior to September 27, 1999 related to the organizational costs necessary to open the Bank. These comments should be read in conjunction with the Company's condensed financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission.

Results of Operations
---------------------

Net Interest Income
-------------------

For the nine months ended September 30, 2000, net interest income totaled $451,565. Total interest income for the nine months ended September 30, 2000 was $894,622. Interest income totaling $614,496 was generated from loans, including fees. Interest income on investments totaled $234,439. Interest income on federal funds totaled $45,687. This income was partially offset by interest expense of $443,057 for the nine months ended September 30, 2000. Interest expense on deposit accounts totaled $431,270. Net interest income for the period December 19, 1997 (inception) to September 30, 1999 was $33,694. Interest income totaling $50,036 was generated from an escrow account used during the organizational period and federal funds sold. However, interest expense on the line of credit used during the organizational period totaled $18,159. The net interest margin realized on earning assets was 4.72% for the nine months ended September 30, 2000 and the interest rate spread was 3.28% for the nine months ended September 30, 2000.

Net interest income for the quarter ended September 30, 2000 was $166,824. Total interest income for the quarter ended September 30, 2000 was $355,208. Interest income totaling $251,565 was generated from loans, including fees. Interest on investments totaled $78,669. Interest income on federal funds sold totaled $24,974. This income was partially offset by interest expense on deposit accounts of $188,384 for the quarter ended September 30, 2000. Net interest income for the quarter ended September 30, 1999 was $46,097. All of the interest income included for the period December 19, 1997 (inception) to September 30, 1999 was generated during the quarter ended September 30, 1999. Interest expense for the quarter ended September 30, 1999 was $6,082. The primary component of interest expense was interest expense on the line of credit, which totaled $5,756 for the quarter ended September 30, 1999. The net interest margin realized on earning assets was 4.45% for the quarter ended September 30, 2000 and the interest rate spread was 3.19% for the quarter ended September 30, 2000.


Provision and Allowance for Loan Losses
---------------------------------------

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. For the nine months ended September 30, 2000, the provision charged to expense was $105,377. The provision charged to expense was $7,515 for the quarter ended September 30, 2000. Since the Bank opened for business on September 27, 1999, no amount was charged to the provision for loan losses for that period. This is a result of management's efforts to increase the allowance for loan losses to match the growth in the loan portfolio. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. The Bank maintains an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality.

                         FIRST CAPITAL BANCSHARES, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations - continued
        -------------

Provision and Allowance for Loan Losses -continued
---------------------------------------

Management's judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which it believes to be reasonable, but which may not prove to be accurate. Thus, there is a risk that chargeoffs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of the Bank's net income and, possibly, its capital

Noninterest Income
------------------

Noninterest income for the nine months ended September 30, 2000 was $57,134. The primary source of this income was from service charges on deposit accounts, which totaled $32,624. Commissions on credit life insurance totaled $14,041 and other charges, commissions, and fees totaled $10,469 for the nine months ended September 30, 2000. Noninterest income for the period December 19, 1997 (inception) to September 30, 1999 was $211. All of this income was generated during the quarter ended September 30, 1999.

Noninterest income for the quarter ended September 30, 2000 totaled $20,060. The primary source of this income was from service charges on deposit accounts, which totaled $17,079. Commissions on credit life insurance commissions totaled $714 and other charges, commissions, and fees totaled $2,267.

Noninterest Expense
-------------------

Total noninterest expense for the nine months ended September 30, 2000 was $890,717. The primary component of noninterest expense was salaries and employee benefits, which totaled $408,639 for the nine months ended September 30, 2000. In addition, other operating expenses, which include items such as telephone, utilities, insurance, and data processing costs, totaled $389,538 for the nine months ended September 30, 2000. Noninterest expense for the period December 19, 1997 (inception) to September 30, 1999 was $487,906. This includes $265,403 for salaries and benefits and $208,931 for other operating expenses. Virtually all of these expenses were attributable to the organizational period.

Noninterest expense for the quarter ended September 30, 2000 totaled $317,252. This was composed primarily of other operating expenses, which totaled $146,318. In addition, salaries and employee benefits totaled $138,630 for the quarter ended September 30, 2000. For the quarter ended September 30, 1999, noninterest expense was $130,567. Salaries and benefits, which totaled $72,904 for the quarter ending September 30, 1999, was the largest component of noninterest expenses. Other operating expenses totaled $56,095 for the quarter ended September 30, 1999. A significant portion of the noninterest expenses were attributable to the organizational period.

Income Taxes
------------

The income tax benefit for nine months ended September 30, 2000 was $186,986 and was a result of the Company's net operating loss. The benefit was based on an effective tax rate of 38% at September 30, 2000. An income tax benefit of $156,113 was recorded for the period December 19, 1997 (inception) to September 30, 1999. This represents an effective tax rate of 34% to record the income tax benefit resulting from the net operating loss.

The income tax benefit for the quarter ended September 30, 2000 was $57,942, which represents an effective tax rate of 42%. For the quarter ended September 30, 1999, the Company recorded an income tax benefit of $28,977, or an effective tax rate of 34%.

                         FIRST CAPITAL BANCSHARES, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations - continued
        -------------

Net Income (Loss)
-----------------

The combination of the above factors resulted in a net loss for the nine months ended September 30, 2000 of $300,409. The net loss before taxes of $487,395 was partially offset by the income tax benefit of $186,986. For the period December 19, 1997 (inception) to September 30, 1999, the Company incurred a net loss of $297,888. The net loss is primarily a result of expenses incurred during the organizational period including salaries and other operating expenses. The net loss before taxes of $454,001 was partially offset by the income tax benefit of $156,113.

For the quarter ended September 30, 2000, the Company incurred a net loss of $79,941. The net loss before taxes of $137,883 was partially offset by the income tax benefit of $57,942. For the quarter ended September 30, 1999, the Company incurred a net loss of $55,282. The net loss is primarily the result of expenses incurred during the organizational period, including salaries and other operating expenses. The net loss before taxes was $84,259, but was partially offset by the income tax benefit of $28,977.

Assets and Liabilities
----------------------

During the first nine months of 2000, total assets increased $7,751,121 or 79.93% when compared to December 31, 1999. The primary source of growth in assets was gross loans, which increased $6,353,865, or 181%, during the first nine months of 2000. Total deposits increased $8,144,448, or 166.73%, from the December 31, 1999 amount of $4,884,779. Within the deposit area, time deposits increased $6,756,958 or 202.62% during the first nine months of 2000.

Investment Securities
---------------------

Investment securities slightly decreased from $4,114,867 at December 31, 1999 to $4,004,457 at September 30, 2000. The majority of the decrease can be attributable to paydowns on mortgage-backed securities. All of the Company's investment securities were designated as available-for-sale at September 30, 2000.

Loans
-----

The Company experienced significant growth during the first nine months of 2000, especially in the loan area. Net loans increased $6,258,302, or 180.46%, during the period. As shown below, the main component of growth in the loan portfolio was real estate - mortgage loans, which increased 189.44%, or $3,368,751, from December 31, 1999. Also, consumer and other loans increased $1,639,532, or 151.06%. Balances within the major loans receivable categories as of September 30, 2000 and December 31, 1999 are as follows:


                                         September 30,     December 31,
                                            2000              1999
                                         ------------     -----------
Real estate - construction               $    580,949     $    65,000
Real estate - mortgage                      5,147,001       1,778,250
Commercial and industrial                   1,411,391         581,758
Consumer and other                          2,724,878       1,085,346
                                         ------------     -----------
                                         $  9,864,219     $ 3,510,354
                                         ============     ===========

                         FIRST CAPITAL BANCSHARES, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations - continued
        -------------

Risk Elements in the Loan Portfolio
-----------------------------------

The following is a summary of risk elements in the loan portfolio:


                                                               September 30,
                                                                   2000
                                                               -------------
Loans


Nonaccrual loans                                                $         -
Accruing loans more than 90 days past due                       $         -

Loans identified by the internal review mechanism:

Criticized                                                      $   108,960
Classified                                                      $         -


Activity in the Allowance for Loan Losses is as follows:

                                                               September 30,
                                                                   2000
                                                               -------------

Balance, January 1,                                             $    42,309
Provision for loan losses for the period                            105,377
Net loans (charged-off) recovered for the period                     (9,814)
                                                               -------------
Balance, end of period                                          $   137,872
                                                               =============
Gross loans outstanding, end of period                          $ 9,864,219

Allowance for loan losses to loans outstanding                         1.40%


Deposits
--------

At September 30, 2000, total deposits increased by $8,144,448 or 166.73%, from December 31, 1999. The largest increase was in other time deposits, which increased $4,702,888, or 268.34%, from December 31, 1999 to September 30, 2000. Expressed in percentages, noninterest-bearing deposits increased 79.94% and interest-bearing deposits increased 173.93%.

Balances within the major deposit categories as of September 30, 2000 and December 31, 1999 are as follows:



                                                  September 30,    December 31,
                                                      2000            1999
                                                  ------------    ------------
Noninterest-bearing demand deposits             $    672,900     $   373,959
Interest-bearing demand deposits                   1,342,382         625,052
Savings deposits                                     922,195         550,976
Time deposits $100,000 and over                    3,636,261       1,582,191
Other time deposits                                6,455,489       1,752,601
                                                ------------    ------------
                                                $ 13,029,227     $ 4,884,779
                                                ============    ============

                         FIRST CAPITAL BANCSHARES, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations - continued
        -------------

Liquidity
---------

Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 75.7% at September 30, 2000 and 69.9% at December 31, 1999.

Securities available-for-sale, which totaled $4,004,457 at September 30, 2000, serve as a ready source of liquidity. The Bank also has lines of credit available with correspondent banks to purchase federal funds for periods from one to seven days. At September 30, 2000, unused lines of credit totaled $1,250,000.

Capital Resources
-----------------

Total shareholders' equity decreased from $4,636,348 at December 31, 1999 to $4,321,307 at September 30, 2000. The decrease is due to the net loss for the period of $300,409 and a negative change of $14,632 in the fair value of securities available-for-sale.

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

The following table summarizes the Company's risk-based capital at September 30, 2000:

Shareholders' equity                                       $  4,351,600
Less: intangibles                                                     -
Tier 1 capital                                                4,351,600

Plus: allowance for loan losses (1)                             137,872
                                                           ------------
Total capital                                              $  4,489,472
                                                           ============
Risk-weighted assets                                       $ 11,557,000
                                                           ============

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)                          37.65%
Total capital (to risk-weighted assets)                           38.85%
Tier 1 capital (to total assets)                                  24.94%

(1) limited to 1.25% of risk-weighted assets


Management believes that capital should continue to be adequate for the next 12 months.

                         FIRST CAPITAL BANCSHARES, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations - continued
        -------------

Regulatory Matters
------------------

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

From time to time, various bills are introduced in the United States Congress and various regulations are proposed by appropriate agencies with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. The Company cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect the Company.

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

         27.1. Financial Data Schedule for the period ended September 30, 2000 (for electronic filing purposes)

         99.1 Press release filed by the Company August 11,2000 to announce restructuring of the Company's senior management.

----------------
*Incorporated by reference to our Registration Statement on Form SB-2, File No. 333-69555.

Reports on Form 8-K.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2000.

Items 1, 2, 3, 4, and 5 are not applicable.

                         FIRST CAPITAL BANCSHARES, INC.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         FIRST CAPITAL BANCSHARES, INC.




Date: November 8, 2000                By:  /s/ CHARLES O. RIVERS
                                           -------------------------------------
                                           Charles O. Rivers
                                           President and Chief Executive Officer

                                      By:  /s/ JOHN M. DIGBY
                                           -------------------------------------
                                           John M. Digby
                                           Chief Financial Officer and
                                           Principal Accounting Officer