Form 10KSB
period 2000-12-31
FIRST CAPITAL BANCSHARES INC /SC/
filed 2001-03-28
CIK 1075705

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)

X Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000

                                       OR

        Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

                          Commission file no. 000-26131

                         FIRST CAPITAL BANCSHARES, INC.
         -------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                 South Carolina                         57-1070990
                ----------------                       ------------
          (State or Other Jurisdiction               (I.R.S. Employer
        of Incorporation or Organization)           Identification No.)

         207 Highway 15/401 Bypass East

          Bennettsville, South Carolina                    29512
         -------------------------------                  -------
    (Address of Principal Executive Offices)            (Zip Code)

                                 (843) 454-9337
                      ------------------------------------
                 Issuer's Telephone Number, Including Area Code

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for past 90 days. Yes X     No
                                                                  ---       ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

         The Company's revenues for the fiscal year ended December 21, 2000 were $1,349,369.

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 5, 2001, was $3,548,300. This calculation is based upon a value of $6.25 per share, which was the last price at which the common equity was sold on the over-the-counter market on such date.

         There were 563,728 shares of the Company's common stock issued and outstanding as of the record date, March 30, 2001.

Transitional Small Business Disclosure Format.  (Check one):  Yes      No   X
                                                                  ---      ---

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Registrant's 2001 Annual Meeting of shareholders to be held on May 15, 2001, are incorporated by reference in Part III of this Form 10-KSB.

ITEM 1.    DESCRIPTION OF BUSINESS

         This Report contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors that are beyond our control. The words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

o significant increases in competitive pressure in the banking and financial services industries;

o changes in the interest rate environment which could reduce anticipated or actual margins;

o changes in political conditions or the legislative or regulatory environment;

o general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

o        changes occurring in business conditions and inflation;

o        changes in technology;

o        changes in monetary and tax policies;

o        changes in the securities markets; and

o other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

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

         Our bank obtained a thrift charter from the Office of Thrift Supervision and commenced operations on September 27, 1999. Our bank engages in a commercial banking business from its main office located at 207 Highway 15/401 Bypass East in the Bennettsville, South Carolina, and a branch office opened in Laurinburg, North Carolina in January 2001. The FDIC insures our deposits. We chose a thrift charter for our bank because this charter permits us to expand our bank to all 50 states subject only to obtaining OTS approval. The thrift charter also gives us more flexibility to pursue strategic opportunities to grow our customer base and to create cross-selling opportunities to those same customers.

         We emphasize the local ownership and management and strong ties to the community in order to capitalize on the demand for a new local bank. We offer general commercial and consumer banking services with a focus on personalized service and on building long-term customer relationships.

MARKETING FOCUS

         Our primary market areas include Marlboro County, South Carolina and the Laurinburg, Scotland County, North Carolina areas. Most of the banks in our primary market areas are now local branches of large regional banks. Although size gives the larger banks certain advantages in competing for business from large corporations, including higher lending limits and the ability to offer services in other areas of South Carolina and North Carolina, we believe that there is a void in the community banking market in our primary market area and that our bank can successfully fill this void. As a result, we generally do not attempt to compete for the banking relationships of large corporations, but instead concentrate our efforts on small- to medium-sized businesses and on individuals. Our bank advertises to emphasize our local ownership, community bank nature, and ability to provide more personalized service than our competition. We believe that the area reacts favorably to our emphasis on service to small businesses, individuals, and professional concerns. However, no assurances in this respect can be given.

LOCATION AND SERVICE AREA

         While not restricted by law, the bank draws 95% of its business from Marlboro County, South Carolina and Scotland County, North Carolina, and the surrounding areas. Marlboro County is the 32nd largest county in the state. Following our recent branch opening in Laurinburg, North Carolina, we intend to market our banking services in this area as well. Scotland County is the 61st largest county in North Carolina.

DEPOSITS

         Our bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our principal market area at rates competitive to those offered in our primary market area. In addition, we offer certain retirement account services, such as individual retirement accounts (IRAs). Our bank solicits these accounts from individuals, businesses, associations and organizations, and governmental authorities.

LENDING ACTIVITIES

         GENERAL. Our bank emphasizes a range of lending services, including real estate, commercial and consumer loans, to individuals and small- to medium-sized businesses and professional concerns that are located in or conduct a substantial portion of their business in our market area. We emphasize retail banking, home mortgages, real estate development, and consumer lending needs. Our bank is not permitted to make non-real estate commercial purpose loans that exceed 20% of its assets or non-real estate consumer purpose loans that exceed 35% of its assets. Outside of the inherent risk of the credit worthiness of our borrowers, other risks associated with residential mortgage loans would be the inability to move foreclosed real estate in a down market or economy, shifts in the demographics of a given market from residential zonings to commercial, individual customers who have been displaced due to corporate downsizing/loss of income, and an overall economic downturn creating unemployment due to lack of product demand.

         REAL ESTATE LOANS. One of the primary components of our bank's loan portfolio is loans secured by first or second mortgages on real estate. These loans generally consist of commercial real estate loans, construction and development loans, and residential real estate loans (home equity loans are excluded as they are classified as consumer loans). Loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, and will more likely be fixed in the case of shorter term loans. Our bank generally charges an origination fee. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, our bank typically requires personal guarantees of the principal owners of the collateral property, combined with a review by the bank of the personal financial statements of the principal owners. The principal economic risk associated with each category of anticipated loans, including real estate loans, is the creditworthiness of our borrowers. The risks associated with real estate loans vary with many economic factors, including employment levels and fluctuations in the value of real estate.

         COMMERCIAL LOANS. Our bank makes loans for commercial purposes in various lines of businesses. Equipment loans are typically for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less. Working capital loans typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and in other cases principal is typically due at maturity. The principal economic risk associated with each category of anticipated loans, including commercial loans, is the creditworthiness of our borrowers. The risks associated with commercial loans vary with many economic factors, including the economy in our primary market area. The well-established banks in our primary market area make proportionately more loans to medium- to large-sized businesses than our bank. Many of our commercial loans are made to small- to medium-sized businesses that may be less able to withstand competitive, economic, and financial conditions than larger borrowers.

         CONSUMER LOANS. Our bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as credit cards. These loans typically carry balances of less than $25,000 and, in the case of non-revolving loans, and are amortized over a period not to exceed 48 months. Ninety-day term loans typically bear interest at a fixed rate. The revolving loans typically bear interest at a fixed rate and require monthly payments of interest and a portion of the principal balance. The underwriting criteria for home equity loans and lines of credit is generally the same as applied by out bank when making a first mortgage loan, as described above, and home equity lines of credit typically expire ten years or less after origination. As with the other categories of loans, the principal economic risk associated with consumer loans is the creditworthiness of our borrowers, and the principal competitors for consumer loans are the established banks in our primary market area.

         LOAN APPROVAL AND REVIEW. Our bank's loan approval policies provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer's lending authority, the loan request is considered and approved by an officer with a higher lending limit or the officers' loan committee. Our bank has established an officers' loan committee that has lending limits, and the directors' loan committee approves any loan in excess of this lending limit. Our bank does not make any loans to any director, officer, or employee of our company or our bank unless the loan is approved by the board of directors of our bank and is made on terms not more favorable to such person than would be available to a person not affiliated with our bank.

         LENDING LIMITS. Our bank's lending activities are subject to a variety of lending limits imposed by federal law. While differing limits apply in certain circumstances based on the type of loan or the nature of the borrower (including the borrower's relationship to our bank), in general our bank is subject to a loan-to-one-borrower limit. Since the enactment of FIRREA in 1989, a savings association generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. Unless our bank is able to sell participations in its loans to other financial institutions, our bank is not able to meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

OTHER BANKING SERVICES

         Other services our bank provides include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. Our bank is associated with a shared network of automated teller machines that may be used by our customers throughout our primary market area and other regions. Our bank also offers MasterCard and VISA credit card services through a correspondent bank as an agent for our bank.

COMPETITION

         The banking business is highly competitive. Our bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in our primary market area and elsewhere. As of June 30, 2000, there were 19 branches of 11 financial institutions operating in our primary market area, which includes Marlboro County, South Carolina and Scotland County, North Carolina areas, holding over $431 million in deposits. These include branches of Wachovia, First Union, BB&T, First Citizens Bank, Carolina First Bank, Centura Bank, and Carolina Bank & Trust. A number of these competitors are well established in our primary market area and throughout the state. Most of them have substantially greater resources and lending limits than our bank and offer certain services, such as extensive and established branch networks and trust services that our bank either does not expect to provide or does not yet provide. As a result of these competitive factors, our bank may have to pay higher rates of interest to attract deposits.

EMPLOYEES

         As of March 25, 2001, our bank had 15 full-time employees and no part-time employees. The company does not have any employees other than its officers.

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

GRAMM-LEACH-BLILEY ACT

         The Gramm-Leach-Bliley Act was passed into law on November 12, 1999. The Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities.

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

SUPERVISION OF FIRST CAPITAL BANCSHARES, INC.

         We are a registered holding company under the Savings and Loan Holding Company Act set forth in Section 10 of the Home Owners Loan Act of 1933. The Office of Thrift Supervision regulates the company under the Home Owners Loan Act. As a savings and loan holding company, we are required to file an annual report with the Office of Thrift Supervision and such additional information as they may require from time to time. The Office of Thrift Supervision also conducts periodic examinations of First Capital Bancshares and each of our subsidiaries, including First Capital Bank.

         As a savings and loan holding company owning only one savings institution, we are generally allowed to engage and invest in a broad range of business activities not permitted to commercial bank holding companies or multiple savings and loans holding companies, provided we continue to qualify as a qualified thrift lender.

         The Savings and Loan Holding Company Act prohibits us from acquiring control of another savings association or another savings and loan holding company without prior approval from the Office of Thrift Supervision. We may, however, acquire as much as 5% of the voting shares of another savings institution or savings and loan holding company without regulatory approval.

SUPERVISION OF FIRST CAPITAL BANK

         GENERAL. First Capital Bank operates as a federal savings bank incorporated under the laws of the United States. It is subject to periodic examination by the Office of Thrift Supervision. The Office of Thrift Supervision regulates or monitors virtually all areas of First Capital Bank's operations, including:

o        security devices and procedures,
o        adequacy of capitalization and loss reserves,
o        loans,
o        investments,
o        borrowings,
o        deposits,
o        mergers,
o        issuances of securities,
o        payment of dividends,
o        interest rates payable on deposits,
o        interest rates or fees chargeable on loans,
o        establishment of branches,
o        corporate reorganizations,
o        maintenance of books and records, and
o adequacy of staff training to carry on safe lending and deposit gathering practices.

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

         "TANGIBLE CAPITAL" in an amount of not less than 1.5% of total assets. "Tangible capital" generally is defined as:

o        core capital,
o        less intangible assets and investments in certain subsidiaries, and
o        excluding purchased mortgage-servicing rights.

         "CORE CAPITAL" in an amount not less than 3.0% of total assets. "Core capital" generally includes:

o        common shareholders' equity,
o        noncumulative perpetual preferred stock and related surplus,
o minority interests in the equity accounts of consolidated subsidiaries less unidentifiable intangible assets (other than certain amounts of supervisory goodwill),
o        certain investments in certain subsidiaries, and
o 90% of the fair market value of readily marketable purchased mortgage-servicing rights and purchased credit card relationships.

         "RISK-BASED CAPITAL" equal to 8.0% of "risk-weighted assets." "Risk-based capital" includes core capital plus supplementary capital, less certain deductions. Supplementary capital includes preferred stock, subordinated debt, and general loan and lease loss allowances up to 1.25% of risk-weighted assets. The amount of supplementary capital included as risk-based capital cannot exceed 100% of core capital. To determine total risk-weighted assets:

o each off-balance sheet asset must be converted to its on-balance sheet credit equivalent amount by multiplying the face amount of each such item by a credit conversion factor ranging from 0% to 100% (depending upon the nature of the asset);
o the credit equivalent amount of each off-balance sheet asset and each on-balance sheet asset must be multiplied by a risk factor ranging from 0% to 200% (again depending upon the nature of the asset); and
o the resulting amounts are added together and constitute total risk-weighted assets.

         The risk-based capital standards also take into account interest rate risk, concentration of credit risk, risk from nontraditional activities and actual performance, and expected risk of loss on multi-family mortgages. In addition, the regulations require an institution to maintain a minimum ratio of core capital to total risk-weighted assets of 4%.

         The Office of Thrift Supervision may impose capital requirements that are higher than the generally applicable minimum requirements if it determines that our capital is or may become inadequate.

         In addition, the South Carolina Department of Banking and Finance requires thrift holding companies to maintain a 5% Tier 1 capital ratio on a consolidated basis. Tier 1 capital is substantially the same as core capital.

         DEPOSIT INSURANCE. The FDIC insures deposits at our bank for up to $100,000 for each insured depositor. The FDIC establishes rates for the payment of premiums by federally insured commercial banks and savings banks, or thrifts, for deposit insurance. The FDIC maintains a separate Bank Insurance Fund for banks and Savings Association Insurance Fund for savings banks and thrifts. Insurance premiums are charged to financial institutions in each category and are used to offset losses from insurance payouts when banks and thrifts fail. Since 1993, insured banks and thrifts have paid for deposit insurance under a risk-based premium system, with higher risk institutions paying higher premiums. Risk is determined by each institution's federal regulator on a semi-annual basis and based on its capital reserves and other factors. Increases in deposit insurance premiums or changes in risk classification would increase the bank's cost of funds.

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

         COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires the Office of Thrift Supervision to evaluate our record of meeting the credit needs of our local community, including low and moderate-income neighborhoods. The Office of Thrift Supervision must also consider these factors when it evaluates mergers, acquisitions, and applications to open a branch or facility. Failure to meet these standards could result in restrictions on our operations. For the fiscal year ended December 31, 2000, First Capital Bank received a satisfactory Community Reinvestment Act rating from the Office of Thrift Supervision.

         LIQUIDITY. Federal regulations require us to maintain an average daily balance of liquid assets based on the amount of our deposits and short-term borrowings. Liquid assets include cash, certain time deposits, certain bankers' acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds, and specified United States government, state, or federal agency obligations. The Office of Thrift Supervision may change this liquidity requirement from time to time to any amount from 4% to 10% depending upon economic conditions and the deposit flows of member institutions. The current number is 5%. The Federal Reserve Board has also adopted regulations that require savings associations to maintain nonearning reserves against their transaction accounts, primarily NOW and regular checking accounts. These reserves may be used to satisfy liquidity requirements imposed by the Office of Thrift Supervision. Because required reserves must be maintained in the form of cash or a non-interest-bearing account at a Federal Reserve Bank, this reserve requirement will reduce the amount of the bank's interest-earning assets.

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

         OTHER REGULATIONS. Interest and certain other charges collected or contracted for by the bank are subject to state usury laws and certain federal laws concerning interest rates. The bank's loan operations are also subject to certain federal laws applicable to credit transactions, including the following:

o the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
o the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution will be fulfilling its obligation to help meet the housing needs of the community it serves;
o the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;
o the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
o the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
o the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

         The deposit operations of the bank are also subject to certain federal laws, including:

o the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

o the Electronic Funds Transfer Act and Regulation E, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services; and
o the Truth-in-Savings Act and Regulation DD, which requires disclosure and imposes certain interest rate disclosure requirements in connection with consumer deposit accounts.

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

         PROPOSED LEGISLATION AND REGULATORY ACTION. New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation's financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

ITEM 2.    DESCRIPTION OF PROPERTY

         Our executive offices and bank are located at 207 Highway 15/401 Bypass East, Bennettsville, South Carolina 29512 in a 1,680 square foot modular unit. We have also opened a branch in Laurinburg, North Carolina in an approximately 1,200 square foot remodeled former First Union branch building. We believe that these facilities will adequately serve our needs for the next several years of operation.

ITEM 3.    LEGAL PROCEEDINGS.

         On July 18, 2000, our board of directors and the board of directors of our bank subsidiary voted to terminate Mr. Crosland's employment as president our company and our bank. On July 26, 2000, Mr. Crosland, together with two other board members, Mr. Lee Shortt and Mr. Wylie Cartrette, sought and obtained an ex parte temporary restraining order in state court to enjoin the boards' actions, primarily on the basis that Mr. Crosland had been excused from the meeting during the discussion about his employment and was not present at the time of the votes. Pending a hearing on this assertion, Mr. Crosland remained president of our company and our bank. On August 2, 2000, the court heard Mr. Crosland's, Mr. Shortt's, and Mr. Cartrette's motion for a preliminary injunction and our motion to vacate the temporary restraining order. The court vacated the temporary restraining order and denied the plaintiffs' request for a preliminary injunction. The court stated it would consider our motion to dismiss the lawsuit at a later date. Although the court vacated its temporary restraining order, the boards of directors met again on August 8, 2000 to discuss the decision to terminate Mr. Crosland and to decide whether to reaffirm the July 18th decision to terminate him or to set aside that decision. At this meeting, both boards of directors reaffirmed the decision to terminate Mr. Crosland's employment. In Mr. Crosland's employment agreement, Mr. Crosland agreed that he would resign as a director upon the termination of his employment if our board requested that he do so. At the August 8 meeting, the boards requested that Mr. Crosland resign as a director of our company and our bank, and both boards activated Mr. Crosland's resignation clause as set forth in the employment agreement. Mr. Crosland, Mr. Shortt, and Mr. Cartrette dismissed with prejudice their lawsuit, and our company and our bank dismissed with prejudice a motion they had filed to recover fees and expenses they had incurred in vacating the plaintiffs' temporary restraining order. We incurred legal expenses through the year ended December 31, 2000 related to this matter of approximately $90,564.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Since the completion of our initial public offering on October 29, 1999, our common stock has been quoted on the OTC Bulletin Board under the symbol FCPB.OB. As of December 31, 2000, we had approximately 480 shareholders of record. To date, we have not paid cash dividends on the common stock. We currently intend to retain earnings to support operations and finance expansion and therefore do not anticipate paying cash dividends in the foreseeable future.

         The following table sets forth the high and low sales price information for our common stock, as quoted on the OTC Bulletin Board, since our common stock began trading publicly in December 1999. The quotations reflect inter-deal prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

------------------------------------------------------------------
                                      Stock Price

                             High                         Low

------------------------- ----------------------------------------
Fourth Quarter 1999                       No trades
------------------------- ----------------------------------------
First Quarter 2000            10.00                        9.00
------------------------- --------------------- ------------------
Second Quarter 2000           9.00                         6.00
------------------------- --------------------- ------------------
Third Quarter 2000            6.25                         4.125
------------------------- --------------------- ------------------
Fourth Quarter 2000           7.00                         5.75
------------------------- --------------------- ------------------

         All outstanding shares of common stock of our company are entitled to share equally in dividends that are properly declared by our board of directors.

         (b) Pursuant to Commission Rule 463, we are obligated to report on the use of proceeds from our initial public offering. The information provided below is given as of December 31, 2000.

                  (1) We completed our initial public offering on October 29, 1999 and raised a total of $5,637,280.

                           (i) We incurred approximately $521,091 in expenses (including sales commissions) in connection with the issuance and distribution of the common stock in the offering. All of these expenses were paid directly or indirectly to persons or entities other than directors, officers, persons owning 10% or more of the company's securities, or affiliates of the company.

                           (ii) The net proceeds to the company after deducting the total expenses described above were $5,116,188.

                           (iii) Through December 31, 2000, we invested $400,000 of the net proceeds of the offering in government bonds and $4,656,100 as capital in our bank subsidiary, First Capital Bank; and we used the remaining $60,089 to fund operational expenses. These amounts represent 100% of the proceeds we raised in our initial public offering. In the year ending December 31, 2000, we have not paid, directly or indirectly, to directors, officers, persons owning

                                    10% or more of the company's securities, and affiliates of the company, any of the net proceeds.

                           (iv) The use of proceeds described above does not represent a material change from the use of proceeds disclosed in the prospectus for the offering.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION

         In response to this Item, the information contained on pages 4 through 17 of the company's Annual Report to Shareholders for the year ended December 31, 2000 is incorporated herein by reference.


ITEM 7.  FINANCIAL STATEMENTS

         In response to this Item, the information contained on pages 18 through 36 of the company's Annual Report to Shareholders for the year ended December 31, 2000 is incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.
                                    PART III

         Some of the information required by Part III is omitted from this Annual Report because we will file a definitive proxy statement not later than 120 days after the end of the fiscal year covered by this Annual Report, and this information is incorporated herein by reference into this Annual Report.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         In response to this Item 9, the information contained on page 10 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2001 is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION

         In response to this Item 10, the information contained on page 6 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2001 is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         In response to this Item 11, the information contained on page 8 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2001 is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In response to this Item 12, the information contained on page 10 of the company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2001 is incorporated herein by reference.


ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

3.1. Articles of Incorporation and all amendments (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-69555).

3.2.     Amended and Restated Bylaws as of February 22, 2001

4.1. See Exhibits 3.1 and 3.2 for provisions in First Capital Bancshares's Articles of Incorporation and bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form SB-2, File No. 333-69555).

4.2. Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File No. 333-69555).

10.1. Revised and Restated Letter of Employment dated February 24, 1999, between First Capital Bancshares and J. Aubrey Crosland (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form SB-2, File No. 333-69555).

10.2. Letter of Employment dated November 2, 1998, between First Capital Bancshares and John M. Digby (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form SB-2, File No. 333-69555).

10.3 Purchase Agreement dated April 20, 1998, between First Capital Bancshares, as buyer, and James B. Connelly, as seller (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form SB-2, File No. 333-69555).

10.4 An agreement for software and account processing services dated December 7, 1998 with Fiserv Solutions, Inc. (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form SB-2, File No. 333-69555).

10.5 Revised and Restated Letter of Employment dated February 24, 1999, between J. Randy McDonald and First Capital Bancshares (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form SB-2, File No. 333-69555).

10.6 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company's Form 10-KSB for the year ended December 31, 1999, File No. 000-26131).

10.7 Form of Employment Agreement between Charlie O. Rivers and First Capital Bancshares.

13       The Company's 2000 Annual Report

21       Subsidiaries of the Company

24       Power of attorney (contained on the signature page hereof).

(b)      Reports on Form 8-K
         -------------------

         We did not file any reports on Form 8-K during the fourth quarter of 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRST CAPITAL BANCSHARES, INC.


Date:   March 25, 2001                 By:      /s/ Charles O. Rivers
       ------------------                  -------------------------------------
                                                    Charles O. Rivers
                                           Chief Executive Officer and President

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles O. Rivers, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                           Title                              Date
---------                           -----                              ----

 /s/ Shoukath Ansari
-----------------------------
Shoukath Ansari, M.D.               Director                           3/25/01


-----------------------------
Wylie F. Cartrette                  Director

/s/ Robert G. Dowdy
-----------------------------
Robert G. Dowdy                     Director                           3/25/01

/s/ Harry L. Howell, Jr.
-----------------------------
Harry L. Howell, Jr.                Director                           3/25/01


/s/ Luther D. Hutchins
-----------------------------
Luther D. Hutchins                  Director                           3/25/01


/s/ Lee C. Shortt
-----------------------------
Lee C. Shortt                       Director                           3/25/01

/s/ Charles O. Rivers              Chief Executive
-----------------------------      Officer, President
Charles O. Rivers                  and Director                        3/25/01


 /s/ Paul F. Rush
-----------------------------      Chairman, and
Paul F. Rush, M.D.                 Director                            3/25/01


/s/ John M. Digby                  Chief Financial
------------------------------     Officer                             3/25/01
John M. Digby

                                INDEX TO EXHIBITS

Exhibit
Number                     Description
-------                    -----------

3.1. Articles of Incorporation and all amendments (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-69555).

3.2.     Amended and Restated Bylaws as of February 22, 2001

4.1. See Exhibits 3.1 and 3.2 for provisions in First Capital Bancshares's Articles of Incorporation and bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form SB-2, File No. 333-69555).

4.2. Form of certificate of common stock (incorporated by reference to Exhibit 4.2 of the Registration Statement on Form SB-2, File No. 333-69555).

10.1. Revised and Restated Letter of Employment dated February 24, 1999, between First Capital Bancshares and J. Aubrey Crosland (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form SB-2, File No. 333-69555).

10.2. Letter of Employment dated November 2, 1998, between First Capital Bancshares and John M. Digby (incorporated by reference to Exhibit 10.2 of the Registration Statement on Form SB-2, File No. 333-69555).

10.3 Purchase Agreement dated April 20, 1998, between First Capital Bancshares, as buyer, and James B. Connelly, as seller (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form SB-2, File No. 333-69555).

10.4 An agreement for software and account processing services dated December 7, 1998 with Fiserv Solutions, Inc. (incorporated by reference to Exhibit 10.6 of the Registration Statement on Form SB-2, File No. 333-69555).

10.5 Revised and Restated Letter of Employment dated February 24, 1999, between J. Randy McDonald and First Capital Bancshares (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form SB-2, File No. 333-69555).

10.8 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company's Form 10-KSB for the year ended December 31, 1999, File No. 000-26131).

10.9 Form of Employment Agreement between Charlie O. Rivers and First Capital Bancshares.

13       The Company's 2000 Annual Report

21       Subsidiaries of the Company

24       Power of attorney (contained on the signature page hereof).