Form 10QSB
period 2001-03-31
FIRST CAPITAL BANCSHARES INC /SC/
filed 2001-05-14
CIK 1075705

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

   (MARK ONE)                       FORM 10-QSB

    X              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
  ----               OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 2001

                                       OR

 ---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the Transition Period from _________to_________

                          Commission File No. 333-69555

                         FIRST CAPITAL BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

              South Carolina                       57-1070990
     (State or other jurisdiction of            (I.R.S. Employer
              incorporation)                   Identification No.)

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

                                   YES X NO __

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the date of the latest practicable date:

563,728 shares of common stock, $.01 par value, were issued and outstanding as of May 9, 2001

             Traditional Small Business Disclosure Format: Yes   No X
                                                              --    --

                         FIRST CAPITAL BANCSHARES, INC.

                                      Index

PART I. FINANCIAL INFORMATION                                                                           Page No.

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - March 31, 2001 and December 31, 2000...........................3

         Condensed Consolidated Statements of Income - Three months ended March 31, 2001 and 2000...............4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Three months ended March 31, 2001....................................................................5

         Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2001 and 2000...........6

         Notes to Condensed Consolidated Financial Statements...................................................7

Item 2. Management's Discussion and Analysis or Plan of Operation............................................8-12

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.......................................................................13

         (a) Exhibits..........................................................................................13

         (b) Reports on Form 8-K...............................................................................13



                      Condensed Consolidated Balance Sheets
                                                                            March 31,    December 31, 2000
                                                                           ---------    -----------------
                                                                            2001
                                                                          (Unaudited)

Assets:
Cash and cash equivalents:
 Cash and due from banks                                                 $     614,147    $     396,900
 Federal funds sold                                                          5,701,000        1,730,000
                                                                         -------------    -------------
    Total cash and cash equivalents                                          6,315,147        2,126,900
                                                                         -------------    -------------

 Securities available-for-sale                                               2,030,409        3,361,612
 Nonmarketable equity securities                                                44,900           33,100
                                                                         -------------    -------------
    Total investment securities                                              2,075,309        3,394,712

 Loans receivable                                                           11,384,915       10,532,237
 Less allowance for loan losses                                               (185,372)        (142,276)
                                                                         -------------    -------------
    Loans, net                                                              11,199,543       10,389,961
                                                                         -------------    -------------

 Accrued interest receivable                                                   109,238          150,108
 Premises and equipment, net                                                   861,711          842,031
 Other assets                                                                  634,314          564,617
                                                                         -------------    -------------

    Total assets                                                         $  21,195,262    $  17,468,329
                                                                         =============    =============

Liabilities and Shareholders' Equity:
Liabilities:
 Deposits:
    Noninterest-bearing transaction accounts                             $     781,774    $     420,068
    Interest-bearing transaction accounts                                    1,919,958        1,227,523
    Savings                                                                  1,208,687          865,589
    Time deposits $100,000 and over                                          5,407,355        3,664,972
    Other time deposits                                                      7,597,237        6,946,969
                                                                         -------------    -------------
    Total deposits                                                          16,915,011       13,125,121

 Accrued interest payable                                                       93,755           91,018
 Other liabilities                                                              64,765           30,758
                                                                         -------------    -------------
    Total liabilities                                                       17,073,531       13,246,897
                                                                         -------------    -------------

Shareholders' Equity:
 Preferred stock, $.01 par value; 10,000,000 shares authorized                       -                -
  and unissued
 Common stock, $ .01 par value; 10,000,000 shares authorized,                     5,637            5,637
  563,728 shares issued and outstanding
 Capital surplus                                                              5,110,551        5,110,551
 Accumulated other comprehensive income (loss)                                    8,007             (382)
 Retained earnings (deficit)                                                 (1,002,464)        (894,374)
                                                                          -------------    -------------
    Total shareholders' equity                                                4,121,731        4,221,432
                                                                          -------------    -------------

    Total liabilities and shareholders' equity                           $   21,195,262   $   17,468,329
                                                                          =============    =============

                  See notes to condensed financial statements.



                   Condensed Consolidated Statements of Income
                                   (Unaudited)
                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                     2001            2000
                                                                                     -----           ----

Interest income:
 Loans, including fees                                                            $  279,706      $  133,632
 Investment securities, taxable                                                       37,771          70,316
 Nonmarketable equity securities                                                       1,290              64
 Federal funds sold                                                                   46,141          10,004
                                                                                 -----------     -----------
    Total                                                                            364,908         214,016
                                                                                 -----------     -----------

Interest expense:
 Time deposits $100,000 and over                                                      67,076          34,636
 Other deposits                                                                      142,936          60,733
 Federal funds purchased                                                                   -             999
 Other interest expense                                                                    -           1,277
                                                                                 -----------     -----------
    Total                                                                            210,012          97,645
                                                                                 -----------     -----------

Net interest income                                                                  154,896         116,371
Provision for loan losses                                                             43,096          63,368
                                                                                 -----------     -----------
Net interest income after provision for loan losses                                  111,800          53,003
                                                                                 -----------     -----------

Other operating income:
 Service charges on deposit accounts                                                  22,104           5,629
 Gain on sales of securities available for sale                                       37,718               -
 Credit life insurance commissions                                                     1,649           1,962
 Other charges, commissions and fees                                                   9,427          11,677
                                                                                 -----------     -----------
    Total                                                                             70,898          19,268
                                                                                 -----------     -----------

Other operating expenses:
 Salaries and employee benefits                                                      190,794         122,422
 Net occupancy expense                                                                22,357          17,203
 Furniture and equipment expense                                                      27,687          18,456
 Other operating expenses                                                            113,431         108,963
                                                                                 -----------     -----------
 Total                                                                               354,269         267,044
                                                                                 -----------     -----------

Income (loss) before income taxes                                                   (171,571)       (194,773)
Income tax expense (benefit)                                                         (63,481)        (73,463)
                                                                                 -----------     -----------

Net income (loss)                                                                 $ (108,090)     $ (121,310)
                                                                                 ===========     ===========

Earnings (loss) per share
 Average shares outstanding                                                          563,728         563,728
 Net income (loss)                                                                   $ (0.19)        $ (0.22)



                  See notes to condensed financial statements.


   Condensed Consolidated Statement of Shareholders' Equity and Comprehensive
          Income for the three months ended March 31, 2001 (Unaudited)



                                                                                     Accumulated
                                                                  Retained              Other
                            Common Stock           Capital        Earnings         Comprehensive
                         Shares      Amount        Surplus        (Deficit)           Income             Total
                         ------      ------        -------        --------         -------------         -----


 Balance,                 563,728   $ 5,637     $ 5,110,551      $ (894,374)          $ (382)      $ 4,221,432
  December 31, 2000

 Net income (loss)                                                 (108,090)                          (108,090)
 for the period

 Other comprehensive
  income, net of tax
  expense of $4,324                                                                    8,389             8,389
                                                                                                    ----------
 Comprehensive income                                                                                  (99,701)
                          -------  --------      ----------      ----------        ---------        ----------
 Balance,
  March 31, 2001          563,728   $ 5,637     $ 5,110,551     $(1,002,464)         $ 8,007       $ 4,121,731
                          =======  ========      ==========      ==========        =========       ===========

                  See notes to condensed financial statements.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                               ---------
                                                                                         2001              2000
                                                                                         ----              ----

Cash flows from operating activities:
 Net income (loss)                                                                    $ (108,090)       $ (121,310)
 Adjustments to reconcile net income (loss) to net cash
 used by operating activities:
  Depreciation and amortization                                                            26,085            23,827
  Provision for loan losses                                                                43,096            63,368
  Accretion and premium amortization                                                         (628)           (1,645)
  Gain on sale of securities available-for-sale                                           (37,718)                -
  Increase in deferred taxes                                                              (63,481)          (68,124)
  (Increase) decrease in interest receivable                                               40,870           (12,879)
  Increase in interest payable                                                              2,737            24,543
  Increase in other assets                                                                (10,539)          (24,830)
  Increase (decrease) in other liabilities                                                 34,007            (4,086)

   Net cash used by operating activities                                                  (73,661)         (121,136)
                                                                                     ------------       -----------

Cash flows from investing activities:
 Purchases of securities available-for-sale                                           (1,001,932)          (400,000)
 Maturities of securities available-for-sale                                           1,023,475            121,571
 Proceeds from sales of securities available-for-sale                                  1,360,718                  -
 Net increase in loans made to customers                                                (852,678)        (4,057,781)
 Purchases of premises and equipment                                                     (45,765)           (53,789)
 Purchase of Federal Home Loan Bank stock                                                (11,800)           (16,400)
                                                                                    ------------       ------------
   Net cash provided (used) by investing activities                                      472,018         (4,406,399)
                                                                                    ------------       ------------

Cash flows from financing activities:
 Net increase in demand deposits, interest-bearing transaction                         1,397,239          1,202,859
  accounts and savings accounts
 Net increase in certificates of deposit and other time deposits                       2,392,651          3,007,387
   Net decrease in federal funds purchased                                                     -           (140,000)
                                                                                    ------------        -----------
Net cash provided by financing activities                                              3,789,890          4,070,246
                                                                                    ------------        -----------

Net increase (decrease) in cash andcash equivalents                                    4,188,247          (457,289)

Cash and cash equivalents, beginning                                                   2,126,900           956,492
                                                                                    ------------       -----------

Cash and cash equivalents, ending                                                  $   6,315,147       $   499,203
                                                                                    ============       ===========

Cash paid during the period for:
 Income taxes                                                                      $           -       $     2,925
 Interest                                                                          $     207,275       $    73,102


                  See notes to condensed financial statements.

                         FIRST CAPITAL BANCSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 2001 and for the interim periods ended March 31, 2001 and 2000 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2000 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in First Capital Bancshares, Inc.'s 2000 Annual Report.


NOTE 2 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner-related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three month periods ended March 31, 2001 and 2000:


                                                                     Pre-tax        (Expense)        Net-of-tax
                                                                      Amount         Benefit           Amount
                                                                 ------------    -------------      ------------

For the Three Months Ended March 31, 2001:
 Unrealized gains (losses) on securities:

 Unrealized holding gains (losses) arising during the period     $   50,431       $   (17,148)     $  33,283
 Plus: reclassification adjustment for
  (gains) losses realized in net income                             (37,718)           12,824        (24,894)
                                                                 ----------       -----------      ---------
 Net unrealized gains (losses) on securities                         12,713            (4,324)         8,389
                                                                 ----------       -----------      ---------

 Other comprehensive income
                                                                 $   12,713       $    (4,324)     $   8,389
                                                                 ==========       ===========      =========


                                                                     Pre-tax        (Expense)        Net-of-tax
                                                                      Amount         Benefit           Amount
                                                                 ------------    -------------      ------------
 For the Three Months Ended March 31, 2000:
 Unrealized gains (losses) on securities:

 Unrealized holding gains (losses) arising during the period     $  (98,931)      $    33,637      $ (65,294)
 Plus: reclassification adjustment for
  (gains) losses realized in net income                                   -                 -              -
                                                                 ----------       -----------      ---------
 Net unrealized gains (losses) on securities                        (98,931)           33,637        (65,294)
                                                                 ----------       -----------      ---------

 Other comprehensive income                                      $  (98,931)      $    33,637      $ (65,294)
                                                                 ==========       ===========      =========



Accumulated other comprehensive income consists solely of the unrealized gain on securities available for sale, net of the deferred tax effects.

                         FIRST CAPITAL BANCSHARES, INC.

Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

The following is a discussion of the Company's financial condition as of March 31, 2001 compared to December 31, 2000, and the results of operations for the three months ended March 31, 2001 compared to the three months ended March 31, 2000. These comments should be read in conjunction with the Company's condensed financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. The Company's actual results may differ materially from the results discussed in the forward-looking statements, and the Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the Securities and Exchange Commission.


Results of Operations

Net Interest Income

For the three months ended March 31, 2001, net interest income increased $38,525, or 33.11%, over the same period in 2000. Interest income from loans, including fees, increased $146,074, or 109.31%, from the three months ended March 31, 2000 to the three months ended March 31, 2001 as the Company continued to establish its presence in its market areas. Also contributing to the overall increase in net interest income was interest on federal funds sold which increased $36,137 or 361.23%. Interest expense for the three months ended March 31, 2001 was $210,012 compared to $97,645 for the same period in 2000. The net interest margin realized on earning assets was 3.74% for the three months ended March 31, 2001, as compared to 4.64% for the same period in 2000. The net interest spread increased from 2.52% for the three months ended March 31, 2000 to 3.64% for the three months March 31, 2001.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level. For the three months ended March 31, 2001, the provision charged to expense was $43,096 as compared to the provision of $63,368 charged to expense during the three months ended March 31, 2000. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. The Company maintains an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management's judgment about the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of the Company's net income and, possibly, its capital.

Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------


Noninterest Income

Noninterest income during the three months ended March 31, 2001 was $70,898, an increase of $51,630, or 267.96%, from the comparable period in 2000. The increase is primarily a result of gains recognized on the sale of securities available for sale which totaled $37,718. Service charges on deposit accounts also increased from $5,629 for the three months ended March 31, 2000 to $22,104 for the three months ended March 31, 2001. This change is a result of an increase in deposit accounts over the two periods. Deposits at March 31, 2000 were $9,095,026, compared to $16,915,012 at March 31, 2001.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2001 was $354,269, or 32.66% higher than the three months ended March 31, 2000. The primary reason for the $87,225 increase in noninterest expense over the same period in 2000 was attributable to salaries and employee benefits, which increased $68,372, or 55.85% over the same period in 2000. This increase was largely the result of an increase in personnel in support functions for the Laurinburg office that opened on January 17, 2001. Three additional employees were hired to staff this office.

Income Taxes

The income tax benefit for the three months ended March 31, 2001 was $63,481 as compared to $73,463 for the same period in 2000. The effective tax rate was 37.00% for the quarter ending March 31, 2001 and 37.72% for the quarter ending March 31, 2000.

Net Income (Loss)

The net loss for the quarter ended March 31, 2001 was $108,090, as compared to $121,310 in the same period in 2000. The net loss included salaries and benefits associated with personnel hired to staff the Laurinburg branch which opened in January 2001. Expenses were offset partially by gains on securities which totaled $37,718 during the period.

Assets and Liabilities

During the first three months of 2001, total assets increased $3,726,933, or 21.34%, when compared to December 31, 2000. The primary reason for this increase in assets was an increase in federal funds sold of $3,971,000, or 229.54% during the first three months of 2001. In addition, loans increased $852,678 or 8.10% during the period ending March 31, 2001. Investment securities decreased $1,319,403, or 38.87% primarily as a result of the sale of three securities available for sale. Proceeds from the sales were placed in federal funds sold in order to have funds available for loans. During this same time period, deposits increased $3,789,890, or 28.88%. This increase in deposits was primarily the result of an increase of $1,742,383, or 47.54%, in time deposits $100,000 and over during the first three months of 2001.

Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

Loans

As noted above, gross loans increased by $852,678, or 8.10%, during the first quarter of 2001. This growth is primarily attributable to the Laurinburg market in which the Company opened a branch in January, 2001. Balances within the major loans receivable categories as of March 31, 2001 and December 31, 2000 are as follows:

                                                                              March 31,        December 31,
                                                                                 2001              2000
                                                                            ------------       -----------
 Real estate - construction                                                $    893,680       $    640,100
 Real estate - mortgage                                                       5,769,210          5,333,919
 Commercial and industrial                                                    1,675,091          1,439,724
 Consumer and other                                                           3,046,934          3,118,494
                                                                             ----------         ----------

                                                                          $  11,384,915       $ 10,532,237
                                                                             ==========         ==========

Risk Elements in the Loan Portfolio


The following is a summary of risk elements in the loan portfolio:

                                                                              March 31,          March 31,
                                                                                2001               2000
                                                                           ---------------    ---------------
 Loans

 Nonaccrual loans                                                             $  82,000         $         -
 Accruing loans more than 90 days past due                                    $       -         $         -

 Loans identified by the internal review mechanism:

  Criticized                                                                  $   1,123         $   371,000
  Classified                                                                  $  82,000         $         -


Activity in the Allowance for Loan Losses is as follows:

                                                                              March 31,          March 31,
                                                                                2001               2000
                                                                           ---------------    ---------------

 Balance, January 1,                                                        $     142,276     $     42,309
 Provision for loan losses for the period                                          43,096           63,368
 Net loans (charged-off) recovered for the period                                       -                -
                                                                               ----------        ---------


 Balance, end of period                                                     $     185,372     $     105,677
                                                                              ===========        ==========
 Gross loans outstanding, end of period                                     $  11,384,915     $   7,568,135

 Allowance for loan losses to loans outstanding                                      1.63%             1.40%



Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

Deposits

At March 31, 2001, total deposits increased by $3,789,890, or 28.88%, from December 31, 2000. The largest increase was in time deposits $100,000 and over, which increased $1,742,383, or 47.54%, from December 31, 2000 to March 31, 2001. Expressed in percentages, noninterest-bearing deposits increased 86.11% and interest-bearing deposits increased 26.98%.

Balances within the major deposit categories as of March 31, 2001 and December 31, 2000 are as follows:

                                                March 31,           December 31,
                                                  2001                 2000
                                             -------------         -------------

 Noninterest-bearing demand deposits        $   781,774         $    420,068
 Interest-bearing demand deposits             1,919,958            1,227,523
 Savings deposits                             1,208,687              865,589
 Time deposits $100,000 and over              5,407,355            3,664,972
 Other time deposits                          7,597,237            6,946,969
                                             ----------           ----------
                                           $ 16,915,011           13,125,121
                                            ===========           ==========


Liquidity

Liquidity needs are met by the Company through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 67.31% at March 31, 2001 and 80.24% at December 31, 2000.

Securities available-for-sale, which totaled $2,030,409 at March 31, 2001, serve as a ready source of liquidity. The Bank also has lines of credit available with correspondent banks to purchase federal funds for periods from one to fourteen days. At March 31, 2001, unused lines of credit totaled $1,250,000.

Capital Resources

Total shareholders' equity decreased from $4,221,432 at December 31, 2000 to $4,121,731 at March 31, 2001. The decrease of $99,701 is attributable to the net loss for the period of $108,090. However, those losses were slightly offset by the positive charge to equity of $8,389 relating to the change in fair value of investment securities.

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

The following table summarizes the Company's risk-based capital at March 31, 2001:

Shareholders' equity                                          $   4,113,724
 Less: intangibles                                                        -
                                                              -------------
 Tier 1 capital                                                   4,113,724

 Plus: allowance for loan losses (1)                                185,372
                                                              -------------
     Total capital                                            $   4,299,096
                                                              =============

 Risk-weighted assets                                         $  12,816,843
                                                              =============

 Risk-based capital ratios
   Tier 1 capital (to risk-weighted assets)                           32.10%
   Total capital (to risk-weighted assets)                            33.54%
   Tier 1 capital (to average assets)                                 22.89%
   Tangible capital (to average assets)                               22.89%

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

                         FIRST CAPITAL BANCSHARES, INC.


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         The following documents are filed as part of this report:

         Not applicable


Reports on Form 8-K.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          FIRST CAPITAL BANCSHARES, INC.




Date:   May 14, 2001                      By:/s/ CHARLES O. RIVERS
                                             -----------------------------------
                                          Charles O. Rivers
                                          President and Chief Executive Officer

                                          By:/s/ JOHN M. DIGBY
                                             -----------------------------------
                                          John M. Digby
                                          Chief Financial Officer and
                                          Principal Accounting Officer