Form 10QSB
period 2001-06-30
FIRST CAPITAL BANCSHARES INC /SC/
filed 2001-08-13
CIK 1075705

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    (MARK ONE)                     FORM 10-QSB

       [X]          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2001

                                       OR

      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _________to_________

                          Commission File No. 000-26131

                         FIRST CAPITAL BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

      South Carolina                                          57-1070990
(State or other jurisdiction                             (I.R.S. Employer
 of incorporation)                                      Identification No.)

                         207 Highway 15/401 Bypass East
                             Bennettsville, SC 29512
                      -------------------------------------
                         (Address of principal executive
                          offices, including zip code)

                                 (843) 454-9337
              (Registrant's telephone number, including area code)
              ----------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                  YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           563,728 shares of common stock, $.01 par value, were issued and outstanding on August 1, 2001

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         FIRST CAPITAL BANCSHARES, INC.




                                      Index


PART I. FINANCIAL INFORMATION                                                                                      Page No.
-----------------------------

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -- June 30, 2001 and December 31, 2000.....................................3

         Condensed Consolidated Statements of Income -- Six months ended June 30, 2001 and 2000 and Three months ended June 30, 2001 and 2000.........................................................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Six months ended June 30, 2001.................................................................................5

         Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 2001 and 2000.......................6

         Notes to Condensed Consolidated Financial Statements...........................................................7-8

Item 2. Management's Discussion and Analysis or Plan of Operation......................................................9-14

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders..............................................................14

Item 6. Exhibits and Reports on Form 8-K.................................................................................14

         (a) Exhibits....................................................................................................14

         (b) Reports on Form 8-K.........................................................................................14

Signatures...............................................................................................................15

Exhibit Index............................................................................................................16

                         FIRST CAPITAL BANCSHARES, INC.

                      Condensed Consolidated Balance Sheets

                                                                                                   June 30,             December 31,
                                                                                                    2001                    2000
                                                                                                    ----                    ----
 Assets                                                                                          (Unaudited)
Cash and cash equivalents:
  Cash and due from banks ..........................................................           $    768,519            $    396,900
  Federal funds sold ...............................................................                985,000               1,730,000
                                                                                               ------------            ------------
    Total cash and cash equivalents ................................................              1,753,519               2,126,900
                                                                                               ------------            ------------

  Time deposits with other banks ...................................................              1,000,000                       -

  Securities available-for-sale ....................................................              2,912,358               3,361,612
  Nonmarketable equity securities ..................................................                 44,900                  33,100
                                                                                               ------------            ------------
    Total investment securities ....................................................              2,957,258               3,394,712
                                                                                               ------------            ------------

Loans receivable ...................................................................             15,116,675              10,532,237
   Less allowance for loan losses ..................................................               (215,723)               (142,276)
                                                                                               ------------            ------------
     Loans, net ....................................................................             14,900,952              10,389,961
                                                                                               ------------            ------------

Accrued interest receivable ........................................................                158,214                 150,108
Premises and equipment, net ........................................................                858,093                 842,031
Other assets .......................................................................                688,819                 564,617
                                                                                               ------------            ------------

    Total assets ...................................................................           $ 22,316,855            $ 17,468,329
                                                                                               ============            ============

Liabilities and Shareholders' Equity
Liabilities
Deposits:
  Non-interest-bearing transaction accounts ........................................              1,180,158                 420,068
  Interest-bearing transaction accounts ............................................              2,489,054               1,227,523
  Savings ..........................................................................              1,907,117                 865,589
  Time deposits $100,000 and over ..................................................              5,406,352               3,664,972
  Other time deposits ..............................................................              7,178,151               6,946,969
                                                                                               ------------            ------------

    Total deposits .................................................................             18,160,832              13,125,121
                                                                                               ------------            ------------

Accrued interest payable ...........................................................                 81,667                  91,018
Other liabilities ..................................................................                 45,939                  30,758
                                                                                               ------------            ------------
    Total liabilities ..............................................................             18,288,438              13,246,897
                                                                                               ------------            ------------

Shareholders' Equity
  Preferred stock, $.01 par value; 10,000,000 shares authorized
   and unissued  ...................................................................                      -                       -
  Common stock, $ .01 par value; 10,000,000 shares authorized,
   563,728 shares issued and outstanding ...........................................                  5,637                   5,637
  Capital surplus ..................................................................              5,110,551               5,110,551
  Accumulated other comprehensive income (loss) ....................................                  1,584                    (382)
  Retained earnings (deficit) ......................................................             (1,089,355)               (894,374)
                                                                                               ------------            ------------
    Total shareholders' equity .....................................................              4,028,417               4,221,432
                                                                                               ------------            ------------

    Total liabilities and shareholders' equity .....................................           $ 22,316,855            $ 17,468,329
                                                                                               ============            ============

            See notes to condensed consolidated financial statements.

                         FIRST CAPITAL BANCSHARES, INC.

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                      Six Months Ended June 30,          Three Months Ended June 30,
                                                                      -------------------------          ---------------------------
                                                                        2001              2000            2001              2000
                                                                        ----              ----            ----              ----
Interest income
  Loans, including fees ........................................       $ 612,404        $ 362,931        $ 332,698        $ 229,299
  Investment securities, taxable ...............................          76,617          155,367           38,842           80,057
  Nonmarketable equity securities ..............................           1,246              403                -              339
  Federal funds sold ...........................................          84,334           20,713           38,193           10,709
  Time deposits with other banks ...............................          10,471                -           10,471                -
                                                                       ---------        ---------        ---------        ---------
    Total ......................................................         785,072          539,414          420,204          320,404
                                                                       ---------        ---------        ---------        ---------

Interest expense
  Time deposits $100,000 and over ..............................         150,282           82,082           83,206           47,446
  Other deposits ...............................................         295,863          160,804          152,927          100,071
  Federal funds purchased and securities sold
   under agreements to repurchase ..............................               -           11,787                -            9,511
                                                                       ---------        ---------        ---------        ---------
    Total ......................................................         446,145          254,673          236,133          157,028
                                                                       ---------        ---------        ---------        ---------

Net interest income ............................................         338,927          284,741          184,071          163,376

Provision for loan losses ......................................          73,447           97,862           30,351           34,494
                                                                       ---------        ---------        ---------        ---------

Net interest income after provision
 for loan losses  ..............................................         265,480          186,879          153,720          128,882
                                                                       ---------        ---------        ---------        ---------

Other operating income
  Service charges on deposit accounts ..........................          41,940           15,545           19,836            9,916
  Gain on sales of securities available for sale ...............          37,714                -                -                -
  Credit life insurance commissions ............................           8,519           13,327            6,870           11,365
  Other charges, commissions and fees ..........................          83,028            8,202           73,601            1,519
                                                                       ---------        ---------        ---------        ---------
    Total ......................................................         171,201           37,074          100,307           22,800
                                                                       ---------        ---------        ---------        ---------

Other operating expenses
  Salaries and employee benefits ...............................         382,209          270,009          191,415          147,587
  Net occupancy expense ........................................          46,488           28,324           24,131           13,296
  Furniture and equipment expense ..............................          63,653           31,912           35,966           16,381
  Other operating expenses .....................................         248,251          243,220          134,864          129,157
                                                                       ---------        ---------        ---------        ---------
    Total ......................................................         740,601          573,465          386,376          306,421
                                                                       ---------        ---------        ---------        ---------

Income (loss) before income taxes ..............................        (303,920)        (349,512)        (132,349)        (154,739)
Income tax expense (benefit) ...................................        (108,939)        (129,044)         (45,458)         (55,581)
                                                                       ---------        ---------        ---------        ---------

Net income (loss) ..............................................       $(194,981)       $(220,468)       $ (86,891)       $ (99,158)
                                                                       =========        =========        =========        =========

Earnings (loss) per share
  Average shares outstanding ...................................         563,728          563,728          563,728          563,728
  Net income (loss) ............................................       $   (0.35)       $   (0.39)       $   (0.15)       $   (0.18)

            See notes to condensed consolidated financial statements.

                         FIRST CAPITAL BANCSHARES, INC.

                Condensed Consolidated Statement of Shareholders'
                        Equity and Comprehensive Income
                     for the six months ended June 30, 2001
                                   (Unaudited)

                                                                                                            Accumulated
                                                  Common Stock                             Retained            Other
                                               ---------------------         Capital       Earnings        Comprehensive
                                               Shares         Amount         Surplus       (Deficit)           Income       Total
                                               ------         ------         -------       ---------           ------       -----

Balance, December 31, 2000 ...........        563,728     $     5,637     $ 5,110,551    $  (894,374)    $      (382)   $ 4,221,432


Net income (loss)
 for the period ......................                                                      (194,981)                      (194,981)

Other comprehensive
 income, net of tax
 expense of $1,128  ..................                                                                         1,966          1,966
                                                                                                                        -----------

Comprehensive income .................                                                                                     (193,015)
                                          -----------     -----------     -----------    -----------     -----------    -----------

Balance, June 30, 2001 ...............        563,728     $     5,637     $ 5,110,551    $(1,089,355)    $     1,584    $ 4,028,417
                                          ===========     ===========     ===========    ===========     ===========    ===========

















            See notes to condensed consolidated financial statements.

                         FIRST CAPITAL BANCSHARES, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                       Six Months Ended June 30,
                                                                                                       -------------------------
                                                                                                      2001                   2000
                                                                                                      ----                   ----
Cash flows from operating activities:
  Net income (loss) ..................................................................           $  (194,981)           $  (220,468)
  Adjustments to reconcile net income (loss)
  to net cash provided by operating activities
    Depreciation and amortization ....................................................                54,238                 48,505
    Provision for loan losses ........................................................                73,447                 97,862
    Accretion and premium amortization ...............................................                  (827)                (3,235)
    Gain on sale of securities available-for-sale ....................................               (37,714)                     -
    Increase in deferred taxes .......................................................              (111,011)              (123,707)
    Increase in interest receivable ..................................................                (8,106)               (64,068)
    Increase (decrease) in interest payable ..........................................                (9,351)                42,323
    Increase in other assets .........................................................               (13,388)               (22,750)
    Increase in other liabilities ....................................................                14,251                  2,464
                                                                                                 -----------            -----------
      Net cash used by operating activities ..........................................              (233,442)              (243,074)
                                                                                                 -----------            -----------

Cash flows from investing activities:
  Purchases of securities available-for-sale .........................................            (2,001,933)              (400,000)
  Maturities of securities available-for-sale ........................................             1,132,102                288,847
  Proceeds from sales of securities available-for-sale ...............................             1,360,719                      -
  Purchase of Federal Home Loan Bank stock ...........................................               (11,800)               (16,400)
  Purchases of time deposits with other banks ........................................            (1,000,000)                     -
  Net increase in loans made to customers ............................................            (4,584,438)            (6,622,692)
  Purchases of premises and equipment ................................................               (70,300)               (66,361)
                                                                                                 -----------            -----------
    Net cash used by investing activities ............................................            (5,175,650)            (6,816,606)
                                                                                                 -----------            -----------

Cash flows from financing activities:
  Net increase in demand deposits, interest-bearing transaction
   accounts and savings accounts  ....................................................             3,063,149              2,274,469
  Net increase in certificates of deposit and other time deposits ....................             1,972,562              5,367,949
  Net decrease in federal funds purchased ............................................                     -               (140,000)
                                                                                                 -----------            -----------
      Net cash provided by financing activities ......................................             5,035,711              7,502,418
                                                                                                 -----------            -----------

Net increase (decrease) in cash and  cash equivalents ................................              (373,381)               442,738

Cash and cash equivalents, beginning .................................................             2,126,900                956,492
                                                                                                 -----------            -----------

Cash and cash equivalents, ending ....................................................           $ 1,753,519            $ 1,399,230
                                                                                                 ===========            ===========

 Cash paid during the period for:
   Income taxes ......................................................................           $         -            $     2,925
   Interest ..........................................................................           $   455,496            $   212,350


            See notes to condensed consolidated financial statements.

                         FIRST CAPITAL BANCSHARES, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 2001 and for the interim periods ended June 30, 2001 and 2000 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2000 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in First Capital Bancshares, Inc.'s 2000 Annual Report.

Note 2 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner-related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effects for the three and six month periods ended June 30, 2001 and 2000:

                                                                                  Pre-tax             (Expense)          Net-of-tax
                                                                                  Amount               Benefit             Amount
                                                                                  ------               -------             ------
For the Six Months Ended June 30, 2001:
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
   during the period ................................................            $ 40,808             $(13,951)            $ 26,857
  Plus: reclassification adjustment for
   (gains) losses realized in net income ............................             (37,714)              12,823              (24,891)
                                                                                 --------             --------             --------
Net unrealized gains (losses) on securities .........................               3,094               (1,128)               1,966
                                                                                 --------             --------             --------

Other comprehensive income ..........................................            $  3,094             $ (1,128)            $  1,966
                                                                                 ========             ========             ========



                                                                                  Pre-tax             (Expense)          Net-of-tax
                                                                                  Amount               Benefit             Amount
                                                                                  ------               -------             ------
For the Six Months Ended June 30, 2000:
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
   during the period .................................................            $(93,811)            $ 32,256            $(61,555)
  Plus: reclassification adjustment for
   (gains) losses realized in net income .............................                   -                    -                   -
                                                                                  --------             --------            --------
Net unrealized gains (losses) on securities ..........................             (93,811)              32,256             (61,555)
                                                                                  --------             --------            --------

Other comprehensive income ...........................................            $(93,811)            $ 32,256            $(61,555)
                                                                                  ========             ========            ========

                         FIRST CAPITAL BANCSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 2 - Comprehensive Income


                                                                                  Pre-tax             (Expense)          Net-of-tax
                                                                                  Amount               Benefit             Amount
                                                                                  ------               -------             ------
For the Three Months Ended June 30, 2001:
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
   during the period .................................................              (9,619)             $ 3,197             $(6,422)
  Plus: reclassification adjustment for
   gains (losses) realized in net income .............................                   -                    -                   -
                                                                                   -------              -------             -------
Net unrealized gains (losses) on securities ..........................              (9,619)               3,197              (6,422)
                                                                                   -------              -------             -------

Other comprehensive income ...........................................             $(9,619)             $ 3,197             $(6,422)
                                                                                   =======              =======             =======



                                                                                  Pre-tax             (Expense)          Net-of-tax
                                                                                  Amount               Benefit             Amount
                                                                                  ------               -------             ------
For the Three Months Ended June 30, 2000:
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
   during the period ..................................................             $ 5,120             $(1,381)             $ 3,739
  Plus: reclassification adjustment for
   gains (losses) realized in net income ..............................                   -                   -                    -
                                                                                    -------             -------              -------
Net unrealized gains (losses) on securities ...........................               5,120              (1,381)               3,739
                                                                                    -------             -------              -------

Other comprehensive income ............................................             $ 5,120             $(1,381)             $ 3,739
                                                                                    =======             =======              =======

                         FIRST CAPITAL BANCSHARES, INC.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following is a discussion of our financial condition as of June 30, 2001 compared to December 31, 2000, and the results of operations for the three and six months ended June 30, 2001 compared to the three and six months ended June 30, 2000. These comments should be read in conjunction with our condensed financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of our management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

Results of Operations

Net Interest Income

For the six months ended June 30, 2001, net interest income increased $54,186, or 19.03% over the same period in 2000. Interest income from loans, including fees, increased $249,473, or 68.74% from the six months ended June 30, 2000 to the comparable period in 2001. Also contributing to the overall increase in net interest income was an increase of $63,621 or 307.15% in federal funds sold. The increase in interest income was partially offset by the increase in interest expense. Interest expense for the six months ended June 30, 2001 was $446,145 compared to $254,673 for the same period in 2000. The net interest margin realized on earning assets was 3.72% for the six months ended June 30, 2001, as compared to 4.64% for the six months ended June 30, 2000.

Net interest income increased from $163,376 for the quarter ending June 30, 2000 to $184,071 for the quarter ending June 30, 2001. This represents an increase of $20,695 or 12.67%. Interest income from loans, including fees, increased to $332,698 for the quarter ended June 30, 2001 from $229,299 for the quarter ended June 30, 2000. Interest expense increased $79,105 or 50.38% for the three months ended June 30, 2001 compared to the three months ended June 30, 2000. The net interest margin realized on earning assets was 3.70% for the three months ended June 30, 2001, compared to 4.90% for the three months ended June 30, 2000. The interest rate spread was 2.83% for the three months ended June 30, 2001, compared to 3.04% for the three months ended June 30, 2000.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level to reflect the losses inherent in the loan portfolio. For the six months ended June 30, 2001, the provision charged to expense was $73,447 compared to $97,862 for the six months ended June 30, 2000. For the quarter ended June 30, 2001, the provision charged to expense was $30,351. There was a $34,494 provision charged to expense for the quarter ended June 30, 2000. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about our borrowers as well as the effects of future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

                         FIRST CAPITAL BANCSHARES, INC.

Noninterest Income

Noninterest income during the six months ended June 30, 2001 was $171,201, an increase of $134,127, or 361.78%, from the comparable period in 2000. The increase is primarily a result of an increase in other charges, commissions and fees totaling $74,826 during the six months ended June 30, 2001 from the comparable period in 2000. Of this increase, $65,564 was attributable to the reimbursement by our insurance company of legal fees stemming from the lawsuit brought against us by our former president. Noninterest income also increased as a result of a gain on the sale of securities totaling $37,714 during the six months ended June 30, 2001. In addition, service charges on deposit accounts increased from $15,545 for the six months ended June 30, 2000 to $41,940 for the six months ended June 30, 2001. This change is a result of an increase in deposit accounts over the two periods. Deposits at June 30, 2000 were $12,527,197 compared to $18,160,832 at June 30, 2001.

For the quarter ended June 30, 2001, noninterest income increased $77,507, or 339.94%, over the same period in 2000. This increase is primarily due to the reimbursement of legal fees as discussed earlier. Also contributing to the increase were service charges on deposit accounts, which increased $9,920, or 100.04%, from the quarter ended June 30, 2000 to the quarter ended June 30, 2001.

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2001 was $740,601 or 29.14%, higher than the six months ended June 30, 2000. The primary reason for the $167,136 increase in noninterest expense over the two periods was salaries and employee benefits, which increased $112,200, or 41.55%, over the same period in 2000. Additional personnel hired to staff the Laurinburg office, which opened in January 2001, and annual pay raises resulted in this increase.

For the quarter ended June 30, 2001, noninterest expense increased $79,955, or 26.09%, over the same period in 2000. The largest increase between the quarter ended June 30, 2001 and the quarter ended June 30, 2000 was in salaries and benefits, which increased $43,828, or 29.70%. As discussed above, personnel hired to staff the Laurinburg office contributed to this increase.

Income Taxes

The income tax benefit for the six months ended June 30, 2001 was $108,939 as compared to $129,044 for the same period in 2000. The effective tax rates were 35.84% and 36.92% for the six months ended June 30, 2001and 2000, respectively. The effective tax rates were 34.35% and 35.92% for the quarter ended June 30, 2001 and June 30, 2000, respectively.

Net Income (Loss)

Although net interest income and noninterest income increased during the first six months of 2001 compared to the same period in 2000, we also had a significant increase in noninterest expense during these time periods. This increase was primarily a result of expenses associated with the opening of the Laurinburg office. The combination of the above factors resulted in a net loss for the six months ended June 30, 2001 of $194,981 as compared to $220,468 for the same period in 2000. For the quarter ended June 30, 2001, the net loss was $86,898 as compared to $99,158 for the quarter ended June 30, 2000.

Assets and Liabilities

During the first six months of 2001, total assets increased $4,848,526, or 27.76%, when compared to December 31, 2000. The primary reason for the increase in assets was due to an increase in loans of $4,584,438 during the first six months of 2001. Total deposits increased $5,035,711, or 38.37%, from the December 31, 2000 amount of $13,125,121. Within the deposit area, interest-bearing deposits increased $4,275,621, or 33.65%, and noninterest-bearing deposits increased $760,090, or 180.94%, during the first six months of 2001. The growth in deposits has allowed us to fund loans without seeking additional funding sources.

                         FIRST CAPITAL BANCSHARES, INC.

Investment Securities

Securities available-for-sale decreased from $3,361,612 at December 31, 2000 to $2,912,358 at June 30, 2001. This represents a decrease of $449,254, or 13.36% from December 31, 2000 to June 30, 2001. All of our marketable investment securities were designated as available-for-sale at June 30, 2001.

Loans

We experienced significant growth during the first six months of 2001, especially in the loan area. Net loans increased $4,510,991 or 43.42%, during the period. As shown below, the main component of growth in the loan portfolio was real estate - mortgage loans, which increased 44.54%, or $2,375,877, from December 31, 2000. Also, consumer and other loans increased $959,587, or 30.77%. Balances within the major loans receivable categories as of June 30, 2001 and December 31, 2000 are as follows:

                                                   June 30,         December 31,
                                                    2001               2000
                                                    ----               ----
 Real estate - construction ...................   $ 1,157,565       $   640,100
 Real estate - mortgage .......................     7,709,796         5,333,919
 Commercial and industrial ....................     2,171,233         1,439,724
 Consumer and other ...........................     4,078,081         3,118,494
                                                  -----------       -----------

                                                  $15,116,675       $10,532,237
                                                  ===========       ===========

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

                                                          June 30,      June 30,
                                                            2001          2000
                                                            ----          ----
 Loans:
  Nonaccrual loans .................................      $      -      $      -

  Accruing loans more than 90 days past due ........      $      -      $      -

Loans identified by the
     internal review mechanism:

   Criticized ......................................      $108,713      $374,664
   Classified ......................................      $ 82,422      $      -


Criticized loans have potential weaknesses that deserve close attention and could, if uncorrected, result in deterioration of the prospects for repayment or the Bank's credit position at a future date. Classified loans are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and there is a distinct possibility or probability that the Bank will sustain a loss if the deficiencies are not corrected.

 Activity in the Allowance for Loan Losses is as follows:

                                                      June 30,        June 30,
                                                        2001            2000
                                                        ----            ----

Balance, January 1, ............................   $    142,276    $     42,309
Provision for loan losses for the period .......         73,447          97,862
Net loans (charged-off) recovered for the period              -          (4,417)
                                                   ------------    ------------

Balance, end of period .........................   $    215,723    $    135,754
                                                   ============    ============

Gross loans outstanding, end of period .........   $ 15,116,675    $ 10,128,629

Allowance for loan losses to loans outstanding .           1.43%           1.34%

                         FIRST CAPITAL BANCSHARES, INC.

Deposits

At June 30, 2001, total deposits increased by $5,035,711 or 38.37%, from December 31, 2000. The increase was attributable to our efforts to acquire deposits to fund our loan growth. The largest increase was in time deposits $100,000 and over, which increased $1,741,380, or 47.51%, from December 31, 2000 to June 30, 2001. Expressed in percentages, noninterest-bearing deposits increased 180.94% and interest-bearing deposits increased 33.65%.

Balances within the major deposit categories as of June 30, 2001 and December 31, 2000 are as follows:

                                                       June 30,     December 31,
                                                        2001            2000
                                                        ----            ----
Noninterest-bearing demand deposits ..........      $ 1,180,158      $   420,068
Interest-bearing demand deposits .............        2,489,054        1,227,523
Savings deposits .............................        1,907,117          865,589
Time deposits $100,000 and over ..............        5,406,352        3,664,972
Other time deposits ..........................        7,178,151        6,946,969
                                                    -----------      -----------
                                                    $18,160,832      $13,125,121
                                                    ===========      ===========


Liquidity

Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 83.24% at June 30, 2001 and 80.24% at December 31, 2000.

Securities available-for-sale, which totaled $2,912,358 at June 30, 2001, serve as a ready source of liquidity. The Bank also has lines of credit available with correspondent banks to purchase federal funds for periods from one to fourteen days. At June 30, 2001, unused lines of credit totaled $1,250,000.

Capital Resources

Total shareholders' equity decreased from $4,221,432 at December 31, 2000 to $4,028,417 at June 30, 2001. The decrease is primarily due to the net loss for the period of $194,981. The positive change of $1,966 in the fair value of securities available-for-sale was also posted to equity.

Thrift holding companies, such as our Company, and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy, which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially common shareholders' equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in the Company's assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. The OTS has also established a 3.0% minimum leverage ratio requirement. The leverage ratio is computed by dividing Tier 1 capital into average assets. For all except the highest rated banks, the minimum leverage ratio should be 3.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors.

                         FIRST CAPITAL BANCSHARES, INC.

Capital Resources - continued

The following table summarizes our Company's risk-based capital at June 30, 2001:

Shareholders' equity .........................................    $  4,028,417
 Less: unrealized gains on available-for-sale securities .....          (1,584)
                                                                  ------------
 Tier 1 capital ..............................................       4,026,833

 Plus: allowance for loan losses (1) .........................         205,927
                                                                  ------------
     Total capital ...........................................    $  4,232,760
                                                                  ============

 Risk-weighted assets ........................................    $ 16,474,186
                                                                  ============

 Risk-based capital ratios
   Tier 1 capital (to risk-weighted assets) ..................           24.44%
   Total capital (to risk-weighted assets) ...................           25.69%
   Tier 1 capital (to average assets) ........................           20.97%
   Tangible capital (to average assets) ......................           20.97%

 (1) limited to 1.25% of risk-weighted assets

                         FIRST CAPITAL BANCSHARES, INC.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On May 15, 2001, we held our Annual Meeting of Shareholders for the purpose of electing eight directors to serve for a one year term.

The nominees for director received the number of affirmative votes of shareholders required for such nominee's election in accordance with the Bylaws of the Company. Of the 563,728 outstanding shareholders of the Company, shareholders voted for the election of each director as follows:

                                     Votes          Votes
                                      For          Against     Votes Withheld
                                      ---          -------     ---------------
Shoukath Ansari, M.D. .........     388,608            0               0
John H. Covington .............     388,608            0               0
Robert G. Dowdy ...............     388,608            0               0
Harry L. Howell, Jr. ..........     388,608            0               0
Luther D. Hutchins ............     388,608            0               0
Joe D. Manis ..................     388,608            0               0
Charles O. Rivers .............     388,608            0               0
Paul F. Rush, M.D. ............     388,608            0               0


Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

          10.1 Amended Employment Agreement between the Company and Charles O. Rivers

          10.2 Letter Agreement between the Company and Carroll Edwards relating to the sale of real property

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                         FIRST CAPITAL BANCSHARES, INC.

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              FIRST CAPITAL BANCSHARES, INC.




Date: August 9, 2001                    By:  /s/ CHARLES O. RIVERS
                                           -------------------------------------
                                           Charles O. Rivers
                                           President and Chief Executive Officer


                                        By:  /s/ JOHN M. DIGBY
                                            ------------------------------------
                                            John M. Digby
                                            Chief Financial Officer and
                                            Principal Accounting Officer

                         FIRST CAPITAL BANCSHARES, INC.

                                  EXHIBIT INDEX


Item No. from
Item 601 of
Regulation S-B             Description
--------------             -----------

10.1                       Amended Employment  Agreement between the Company and
                           Charles O. Rivers

10.2 Letter Agreement between the Company and Carroll Edwards relating to the sale of real property