Form 10QSB
period 2001-09-30
FIRST CAPITAL BANCSHARES INC /SC/
filed 2001-11-13
CIK 1075705

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             (MARK ONE) FORM 10-QSB

  X                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
----                 OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 2001

                                       OR

-----         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                                  YES X NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

563,728 shares of common stock, $.01 par value, were issued and outstanding on October 31, 2001

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                         FIRST CAPITAL BANCSHARES, INC.

2


                                      Index


PART I. FINANCIAL INFORMATION                                                                                      Page No.

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -- September 30, 2001 and December 31, 2000................................3

         Condensed Consolidated Statements of Income -- Nine months ended September 30, 2001 and 2000 and Three months ended September 30, 2001 and 2000....................................................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Nine months ended September 30, 2001...........................................................................5

         Condensed Consolidated Statements of Cash Flows -- Nine months ended September 30, 2001 and 2000.................6

         Notes to Condensed Consolidated Financial Statements...........................................................7-8

Item 2. Management's Discussion and Analysis or Plan of Operation......................................................9-13

PART II. OTHER INFORMATION

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

         (a) Exhibits....................................................................................................14

         (b) Reports on Form 8-K.........................................................................................14

Signatures...............................................................................................................15

Exhibit Index............................................................................................................16

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                         FIRST CAPITAL BANCSHARES, INC.


                      Condensed Consolidated Balance Sheets

                                                                                               September 30,            December 31,
                                                                                                   2001                    2000
                                                                                                   ----                    ----
 Assets                                                                                        (Unaudited)
Cash and cash equivalents:
  Cash and due from banks ..........................................................           $    631,540            $    396,900
  Federal funds sold ...............................................................              2,254,000               1,730,000
                                                                                               ------------            ------------
    Total cash and cash equivalents ................................................              2,885,540               2,126,900
                                                                                               ------------            ------------

  Securities available-for-sale ....................................................              1,270,671               3,361,612
  Nonmarketable equity securities ..................................................                 44,900                  33,100
                                                                                               ------------            ------------
    Total investment securities ....................................................              1,315,571               3,394,712
                                                                                               ------------            ------------


Loans receivable ...................................................................             19,746,521              10,532,237
   Less allowance for loan losses ..................................................               (271,844)               (142,276)
                                                                                               ------------            ------------
     Loans, net ....................................................................             19,474,677              10,389,961
                                                                                               ------------            ------------

Accrued interest receivable ........................................................                141,828                 150,108
Premises and equipment, net ........................................................                963,436                 842,031
Other assets .......................................................................                760,586                 564,617
                                                                                               ------------            ------------

    Total assets ...................................................................           $ 25,541,638            $ 17,468,329
                                                                                               ============            ============

Liabilities and Shareholders' Equity
Liabilities
Deposits:
  Non-interest-bearing transaction accounts ........................................              1,079,764                 420,068
  Interest-bearing transaction accounts ............................................              3,120,993               1,227,523
  Savings ..........................................................................              1,887,733                 865,589
  Time deposits $100,000 and over ..................................................              6,473,425               3,664,972
  Other time deposits ..............................................................              8,827,512               6,946,969
                                                                                               ------------            ------------

    Total deposits .................................................................             21,389,427              13,125,121
                                                                                               ------------            ------------

Accrued interest payable ...........................................................                105,131                  91,018
Other liabilities ..................................................................                121,786                  30,758
                                                                                               ------------            ------------
    Total liabilities ..............................................................             21,616,344              13,246,897
                                                                                               ------------            ------------

Shareholders' Equity
  Preferred stock, $.01 par value; 10,000,000 shares authorized
   and unissued ....................................................................                      -                       -
  Common stock, $ .01 par value; 10,000,000 shares authorized,
   563,728 shares issued and outstanding ...........................................                  5,637                   5,637
  Capital surplus ..................................................................              5,110,551               5,110,551
  Accumulated other comprehensive income (loss) ....................................                  7,948                    (382)
  Retained earnings (deficit) ......................................................             (1,198,842)               (894,374)
                                                                                               ------------            ------------
    Total shareholders' equity .....................................................              3,925,294               4,221,432
                                                                                               ------------            ------------

    Total liabilities and shareholders' equity .....................................           $ 25,541,638            $ 17,468,329
                                                                                               ============            ============


           See notes to condensed consolidated financial statements.

                         FIRST CAPITAL BANCSHARES, INC.

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                  Nine Months Ended September 30,   Three Months Ended September 30,
                                                                  -------------------------------   --------------------------------
                                                                     2001               2000             2001                  2000
                                                                     ----               ----             ----                  ----
Interest income
  Loans, including fees ....................................      $ 1,012,578       $   614,496       $   400,174       $   251,565
  Investment securities, taxable ...........................          109,180           233,398            32,563            78,031
  Nonmarketable equity securities ..........................            2,002             1,041               756               638
  Federal funds sold .......................................          110,825            45,687            26,491            24,974
  Time deposits with other banks ...........................           16,472                 -             6,001                 -
                                                                  -----------       -----------       -----------       -----------
    Total ..................................................        1,251,057           894,622           465,985           355,208
                                                                  -----------       -----------       -----------       -----------

Interest expense
  Time deposits $100,000 and over ..........................          240,845           139,792            90,563            57,710
  Other deposits ...........................................          448,975           291,478           153,112           130,674
  Federal funds purchased and securities
      sold under agreements to repurchase...................               27            11,787                27                 -
                                                                  -----------       -----------       -----------       -----------
    Total ..................................................          689,847           443,057           243,702           188,384
                                                                  -----------       -----------       -----------       -----------

Net interest income ........................................          561,210           451,565           222,283           166,824

Provision for loan losses ..................................          136,304           105,377            62,857             7,515
                                                                  -----------       -----------       -----------       -----------

Net interest income after provision for loan losses ........          424,906           346,188           159,426           159,309
                                                                  -----------       -----------       -----------       -----------


Other operating income
  Service charges on deposit accounts ......................           68,509            32,624            26,569            17,079
  Gain on sales of securities available for sale ...........           55,622                 -            17,908                 -
  Credit life insurance commissions ........................           12,083            14,041             3,564               714
  Other charges, commissions and fees ......................           92,705            10,469             9,677             2,267
                                                                  -----------       -----------       -----------       -----------
    Total ..................................................          228,919            57,134            57,718            20,060
                                                                  -----------       -----------       -----------       -----------

Other operating expenses
  Salaries and employee benefits ...........................          572,382           408,639           190,173           138,630
  Net occupancy expense ....................................           77,883            44,302            31,395            15,978
  Furniture and equipment expense ..........................           88,769            48,238            25,116            16,326
  Other operating expenses .................................          390,000           389,538           141,749           146,318
                                                                  -----------       -----------       -----------       -----------
    Total ..................................................        1,129,034           890,717           388,433           317,252
                                                                  -----------       -----------       -----------       -----------

Income (loss) before income taxes ..........................         (475,209)         (487,395)         (171,289)         (137,883)
Income tax expense (benefit) ...............................         (170,741)         (186,986)          (61,802)          (57,942)
                                                                  -----------       -----------       -----------       -----------

Net income (loss) ..........................................      $  (304,468)      $  (300,409)      $  (109,487)      $   (79,941)
                                                                  ===========       ===========       ===========       ===========

Earnings (loss) per share
  Average shares outstanding ...............................          563,728           563,728           563,728           563,728
  Net income (loss) ........................................      $     (0.54)      $     (0.53)      $     (0.19)      $     (0.14)


           See notes to condensed consolidated financial statements.

                         FIRST CAPITAL BANCSHARES, INC.

               Condensed Consolidated Statement of Shareholders'
                        Equity and Comprehensive Income
                  for the nine months ended September 30, 2001
                                   (Unaudited)

                                                                                                      Accumulated
                                               Common Stock                           Retained          Other
                                               ------------          Capital          Earnings       Comprehensive
                                          Shares       Amount        Surplus          (Deficit)         Income            Total
                                          ------       ------        -------          ---------         ------            -----
Balance,
 December 31, 2000 ................      563,728      $ 5,637      $ 5,110,551      $  (894,374)      $      (382)      $ 4,221,432

Net income (loss)
for the period ....................                                                    (304,468)                           (304,468)

Other comprehensive
 income, net of tax
 expense of $4,865 ................                                                                         8,330             8,330
            ------                                                                                                      -----------

Comprehensive income ..............                                                                                        (296,138)
                                         -------      -------      -----------      -----------       -----------       -----------

Balance,
 September 30, 2001 ...............      563,728      $ 5,637      $ 5,110,551      $(1,198,842)      $     7,948       $ 3,925,294
                                         =======      =======      ===========      ===========       ===========       ===========


           See notes to condensed consolidated financial statements.

                         FIRST CAPITAL BANCSHARES, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                     Nine Months Ended September 30,
                                                                                                     -------------------------------
                                                                                                      2001                   2000
                                                                                                      ----                   ----
Cash flows from operating activities:
  Net income (loss) ..................................................................           $  (304,468)           $  (300,409)
  Adjustments to reconcile net income (loss)
  to net cash provided by operating activities
    Depreciation and amortization ....................................................                82,364                 48,238
    Provision for loan losses ........................................................               136,304                105,377
    Accretion and premium amortization ...............................................                  (997)                (4,757)
    Gain on sale of securities available-for-sale ....................................               (55,622)                     -
    Increase in deferred taxes .......................................................              (172,812)              (181,648)
    (Increase) decrease in interest receivable .......................................                 8,280                (60,773)
    Increase in interest payable .....................................................                14,113                 53,460
    Increase in other assets .........................................................               (28,022)               (41,966)
    Increase in other liabilities ....................................................                91,028                  8,254
                                                                                                 -----------            -----------
      Net cash used by operating activities ..........................................              (229,832)              (374,224)
                                                                                                 -----------            -----------

Cash flows from investing activities:
  Purchases of securities available-for-sale .........................................            (2,401,932)              (400,000)
  Maturities and calls of securities available-for-sale ..............................             1,562,063                492,964
  Proceeds from sales of securities available-for-sale ...............................             3,000,624                      -
  Purchase of Federal Home Loan Bank stock ...........................................               (11,800)               (16,700)
  Net increase in loans made to customers ............................................            (9,221,020)            (6,363,679)
  Purchases of premises and equipment ................................................              (665,528)               (77,257)
  Dispositions of premises and equipment .............................................               461,759                      -
                                                                                                 -----------            -----------
    Net cash used by investing activities ............................................            (7,275,834)            (6,364,672)
                                                                                                 -----------            -----------

Cash flows from financing activities:
  Net increase in demand deposits, interest-bearing transaction
   accounts and savings accounts .....................................................             3,575,310              1,387,490
  Net increase in certificates of deposit and other time deposits ....................             4,688,996              6,756,958
  Net decrease in federal funds purchased ............................................                     -               (140,000)
                                                                                                 -----------            -----------
      Net cash provided by financing activities ......................................             8,264,306              8,004,448
                                                                                                 -----------            -----------

Net increase (decrease) in cash and  cash equivalents ................................               758,640              1,265,552

Cash and cash equivalents, beginning .................................................             2,126,900                956,492
                                                                                                 -----------            -----------

Cash and cash equivalents, ending ....................................................           $ 2,885,540            $ 2,222,044
                                                                                                 ===========            ===========

 Cash paid during the period for:
   Income taxes ......................................................................           $         -            $     2,925
   Interest ..........................................................................           $   675,734            $   389,597



           See notes to condensed consolidated financial statements.

                         FIRST CAPITAL BANCSHARES, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements as of September 30, 2001 and for the interim periods ended September 30, 2001 and 2000 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2000 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in First Capital Bancshares, Inc.'s 2000 Annual Report on Form 10-KSB.

Note 2 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner-related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effects for the three and nine month periods ended September 30, 2001 and 2000:

                                                                                  Pre-tax            (Expense)          Net-of-tax
                                                                                  Amount              Benefit             Amount
                                                                                  ------              -------             ------
For the Nine Months Ended September 30, 2001:
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
   during the period ................................................            $ 68,817             $(23,776)            $ 45,041
  Plus: reclassification adjustment for
   (gains) losses realized in net income ............................             (55,622)              18,911              (36,711)
                                                                                 --------             --------             --------
Net unrealized gains (losses) on securities .........................              13,195               (4,865)               8,330
                                                                                 --------             --------             --------

Other comprehensive income ..........................................            $ 13,195             $ (4,865)            $  8,330
                                                                                 ========             ========             ========

                                                                                  Pre-tax            (Expense)          Net-of-tax
                                                                                  Amount              Benefit             Amount
                                                                                  ------              -------             ------
For the Nine Months Ended September 30, 2000:
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
   during the period .................................................            $(22,203)            $  7,571            $(14,632)
  Plus: reclassification adjustment for
   (gains) losses realized in net income .............................                   -                    -                   -
                                                                                  --------             --------            --------
Net unrealized gains (losses) on securities ..........................             (22,203)               7,571             (14,632)
                                                                                  --------             --------            --------

Other comprehensive income ...........................................            $(22,203)            $  7,571            $(14,632)
                                                                                  ========             ========            ========

                         FIRST CAPITAL BANCSHARES, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 2 - Comprehensive Income

                                                                                  Pre-tax            (Expense)            Net-of-tax
                                                                                  Amount              Benefit               Amount
                                                                                  ------              -------               ------
For the Three Months Ended September 30, 2001:
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
   during the period ................................................            $ 28,009             $ (9,825)            $ 18,184
  Plus: reclassification adjustment for
   gains (losses) realized in net income ............................             (17,908)               6,088              (11,820)
                                                                                 --------             --------             --------
Net unrealized gains (losses) on securities .........................              10,101               (3,737)               6,364
                                                                                 --------             --------             --------

Other comprehensive income ..........................................            $ 10,101             $ (3,737)            $  6,364
                                                                                 ========             ========             ========

                                                                                    Pre-tax            (Expense)          Net-of-tax
                                                                                    Amount              Benefit             Amount
                                                                                    ------              -------             ------
For the Three Months Ended September 30, 2000:
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
   during the period ..................................................            $ 71,608            $(24,685)            $ 46,923
  Plus: reclassification adjustment for
   gains (losses) realized in net income ..............................                   -                   -                    -
                                                                                   --------            --------             --------
Net unrealized gains (losses) on securities ...........................              71,608             (24,685)              46,923
                                                                                   --------            --------             --------

Other comprehensive income ............................................            $ 71,608            $(24,685)            $ 46,923
                                                                                   ========            ========             ========

                         FIRST CAPITAL BANCSHARES, INC.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following is a discussion of our financial condition as of September 30, 2001 compared to December 31, 2000, and the results of operations for the three and nine months ended September 30, 2001 compared to the three and nine months ended September 30, 2000. These comments should be read in conjunction with our condensed financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of our management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

Results of Operations

Net Interest Income

For the nine months ended September 30, 2001, net interest income increased $109,645, or 24.28% over the same period in 2000. Interest income from loans, including fees, increased $398,082, or 64.78% from the nine months ended September 30, 2001 to the comparable period in 2000. Also contributing to the overall increase in net interest income was an increase of $65,138 or 142.57% in interest from federal funds sold. The increase in interest income was partially offset by the increase in interest expense. Interest expense for the nine months ended September 30, 2001 was $689,847, as compared to $443,057 for the same period in 2000. The net interest margin realized on earning assets was 3.82% for the nine months ended September 30, 2001, as compared to 4.58% for the nine months ended September 30, 2000. The interest rate spread was 2.97% for the nine months ended September 30, 2001 and 2000.

Net interest income increased from $166,824 for the quarter ending September 30, 2000 to $222,283 for the quarter ending September 30, 2001. This represents an increase of $55,459 or 33.24%. Interest income from loans, including fees, increased to $400,174 for the quarter ended September 30, 2001 from $251,565 for the quarter ended September 30, 2000. This increase was partially offset by an increase in interest expense. Interest expense increased $55,318 or 29.36% for the three months ended September 30, 2001 compared to the three months ended September 30, 2000. The net interest margin realized on earning assets was 3.95% for the three months ended September 30, 2001, compared to 4.44% for the three months ended September 30, 2000. The interest rate spread was 3.30% for the three months ended September 30, 2001, compared to 3.16% for the three months ended September 30, 2000.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level to reflect the losses inherent in the loan portfolio. For the nine months ended September 30, 2001, the provision charged to expense was $136,304 compared to $105,377 for the nine months ended September 30, 2000. For the quarter ended September 30, 2001, the provision charged to expense was $7,515. There was a $62,857 provision charged to expense for the quarter ended September 30, 2000. The significant increase during the quarter ended September 30, 2001 was a result of management's effort to fund the allowance to match the growth in the portfolio during the quarter. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about our borrowers as well as the effects of future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

                         FIRST CAPITAL BANCSHARES, INC.

Noninterest Income

Noninterest income during the nine months ended September 30, 2001 was $228,919, an increase of $171,785, or 300.67%, from the comparable period in 2000. The increase is primarily a result of an increase in other charges, commissions and fees totaling $82,236 during the nine months ended September 30, 2001 from the comparable period in 2000. Of this increase, $65,564 was attributable to the reimbursement by our insurance company of legal fees stemming from the lawsuit brought against us by our former president. Noninterest income also increased as a result of the gain on the sale of securities totaling $55,622 during the nine months ended September 30, 2001. There were no gains on the sale of securities in 2000. In addition, service charges on deposit accounts increased from $32,624 for the nine months ended September 30, 2000 to $68,509 for the nine months ended September 30, 2001. This change is a result of an increase in deposit accounts over the two periods. Deposits at September 30, 2001 were $21,389,427, as compared to $13,029,227 at September 30, 2000.

For the quarter ended September 30, 2001, noninterest income increased $37,658, or 187.73%, over the same period in 2000. This increase is primarily due to the gain on sale of securities which totaled $17,908 for the quarter ended September 30, 2001. Also contributing to the increase were service charges on deposit accounts, which increased $9,490, or 55.57%, from the quarter ended September 30, 2000 to the quarter ended September 30, 2001.

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2001 was $1,129,034 or 26.76%, higher than the nine months ended September 30, 2000. The primary reason for the $238,317 increase in noninterest expense over the two periods was salaries and employee benefits, which increased $163,743, or 40.07%, over the same period in 2000. Additional personnel hired to staff the Laurinburg office, which opened in January 2001, and annual pay raises resulted in this increase. Net occupancy expense and furniture and equipment expense increased by $33,581 and $40,531, respectively for the nine months ended September 30, 2001, when compared to the same period in 2000. These increases were due to expenses associated with the Laurinburg office.

For the quarter ended September 30, 2001, noninterest expense increased $71,181, or 22.44%, over the same period in 2000. The largest increase between the quarter ended September 30, 2001 and the quarter ended September 30, 2000 was in salaries and employee benefits, which increased $51,543, or 37.18%. As discussed above, personnel hired to staff the Laurinburg office contributed to this increase. Increases in net occupancy expense and furniture and equipment expense were also partially attributable to the new Laurinburg office. In addition, certain one time expenses were incurred relating to the sale and subsequent leaseback of the permanent facility in Bennettsville.

Income Taxes

The income tax benefit for the nine months ended September 30, 2001 was $170,741, as compared to $186,986 for the same period in 2000. The effective tax rates were 35.93% and 38.36% for the nine months ended September 30, 2001and 2000, respectively. The effective tax rates were 36.08% and 42.02% for the quarters ended September 30, 2001 and September 30, 2000, respectively. The increase in the net loss was partially attributable to the increase in the provision for loan losses over the same period a year ago.

Net Income (Loss)

Although net interest income and noninterest income increased during the first nine months of 2001 when compared to the same period in 2000, we also had a significant increase in noninterest expense during the 2001 time period. This increase was primarily a result of expenses associated with the opening of the Laurinburg office. The combination of the above factors resulted in a net loss for the nine months ended September 30, 2001 of $304,468 as compared to a net loss of $300,409 for the same period in 2000. For the quarter ended September 30, 2001, the net loss was $109,487 as compared to a net loss of $79,941 for the quarter ended September 30, 2000.

                         FIRST CAPITAL BANCSHARES, INC.

Assets and Liabilities

During the first nine months of 2001, total assets increased $8,073,309, or 46.22%, when compared to December 31, 2000. The primary reason for the increase in assets was due to an increase in loans of $9,214,284 during the first nine months of 2001. This growth is partially attributable to the new Laurenburg branch opened earlier in the year. Total deposits increased $8,264,306, or 62.97%, from the December 31, 2000 amount of $13,125,121. Of these total
deposits,   interest-bearing  deposits  increased  $7,604,610,  or  59.86%,  and noninterest-bearing deposits increased $659,696, or 157.05%, during the first nine months of 2001. The growth in deposits has allowed us to fund loans without seeking additional funding sources.

Investment Securities

Securities available-for-sale decreased from $3,361,612 at December 31, 2000 to $1,270,671 at September 30, 2001. This represents a decrease of $2,090,941, or 62.20% from December 31, 2000 to September 30, 2001. This decrease is primarily a result of the sale of $3,000,624 in securities during the first nine months of 2001. Proceeds from these sales were used to invest in loans. All of our marketable investment securities were designated as available-for-sale at September 30, 2001. Nonmarketable securities totaling $44,900 at September 30, 2001 represent our investment in the Federal Home Loan Bank.

Loans

We experienced significant growth during the first nine months of 2001, especially in the loan area. Net loans increased $9,084,716 or 87.44%, during the period. As shown below, the main component of growth in the loan portfolio was real estate - mortgage loans, which increased 97.48%, or $5,199,287, from December 31, 2000. Also, commercial and industrial loans increased $2,452,140, or 170.32%. Balances within the major loans receivable categories as of September 30, 2001 and December 31, 2000 are as follows:

                                                                                          September 30,                 December 31,
                                                                                              2001                          2000
                                                                                              ----                          ----
Real estate - construction ...........................................                    $ 1,035,785                    $   640,100
Real estate - mortgage ...............................................                     10,533,206                      5,333,919
Commercial and industrial ............................................                      3,891,864                      1,439,724
Consumer and other ...................................................                      4,285,666                      3,118,494
                                                                                          -----------                    -----------
                                                                                          $19,746,521                    $10,532,237
                                                                                          ===========                    ===========

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

                                                                                                            September 30,
                                                                                                            -------------
                                                                                                     2001                    2000
                                                                                                     ----                    ----
 Loans:
  Nonaccrual loans .................................................................               $ 121,320                $      -

  Accruing loans more than 90 days past due ........................................               $       -                $      -

Loans identified by the internal review mechanism:

   Criticized ......................................................................                $346,070                $108,960
   Classified ......................................................................                $ 18,712                $      -

Criticized loans have potential weaknesses that deserve close attention and could, if uncorrected, result in deterioration of the prospects for repayment or the Bank's credit position at a future date. Criticized loans include the nonaccrual loans noted above. Classified loans are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and there is a distinct possibility or probability that the Bank will sustain a loss if the deficiencies are not corrected.

                         FIRST CAPITAL BANCSHARES, INC.

Risk Elements in the Loan Portfolio - continued

                                                                                                          September 30,
                                                                                                          -------------
 Activity in the Allowance for Loan Losses is as follows:                                        2001                     2000
                                                                                                 ----                     ----

Balance, January 1, ..........................................................             $    142,276               $     42,309
Provision for loan losses for the period .....................................                  136,304                    105,377
Net loans (charged-off) recovered for the period .............................                   (6,736)                    (9,814)
                                                                                           ------------               ------------

Balance, end of period .......................................................             $    271,844               $    137,872
                                                                                           ============               ============

Gross loans outstanding, end of period .......................................             $ 19,746,521               $  9,864,219

Allowance for loan losses to loans outstanding ...............................                     1.38%                      1.40%

Deposits

At September 30, 2001, total deposits increased by $8,264,306 or 62.97%, from December 31, 2000. The increase was attributable to our efforts to acquire deposits to fund our loan growth. The largest increase was in time deposits $100,000 and over, which increased $2,808,453, or 76.63%, from December 31, 2000 to September 30, 2001. While time deposits $100,000 and over are an important source of deposits, management understands the volatility associated with these deposits. Expressed in percentages, noninterest-bearing deposits increased 157.05% and interest-bearing deposits increased 59.86%.

Balances within the major deposit categories as of September 30, 2001 and December 31, 2000 are as follows:

                                                    September 30,   December 31,
                                                        2001             2000
                                                        ----             ----
Noninterest-bearing demand deposits ..........      $ 1,079,764      $   420,068
Interest-bearing demand deposits .............        3,120,993        1,227,523
Savings deposits .............................        1,887,733          865,589
Time deposits $100,000 and over ..............        6,473,425        3,664,972
Other time deposits ..........................        8,827,512        6,946,969
                                                    -----------      -----------
                                                    $21,389,427      $13,125,121
                                                    ===========      ===========

Liquidity

Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 92.32% at September 30, 2001 and 80.24% at December 31, 2000.

Securities available-for-sale, which totaled $1,270,671 at September 30, 2001, serve as a ready source of liquidity. The Bank also has lines of credit available with correspondent banks to purchase federal funds for periods from one to fourteen days. At September 30, 2001, unused lines of credit totaled $1,250,000.

                         FIRST CAPITAL BANCSHARES, INC.

Capital Resources

Total shareholders' equity decreased from $4,221,432 at December 31, 2000 to $3,925,294 at September 30, 2001. The decrease is primarily due to the net loss for the period of $304,468. The positive change of $8,330 in the fair value of securities available-for-sale was also posted to equity.

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

The following table summarizes our Company's risk-based capital at September 30, 2001:

Shareholders' equity .........................................    $  3,925,294
 Less: unrealized gains on available-for-sale securities .....          (7,948)
                                                                  ------------
 Tier 1 capital ..............................................       3,917,346

 Plus: allowance for loan losses (1) .........................         257,172
                                                                  ------------
     Total capital ...........................................    $  4,174,518
                                                                  ============

 Risk-weighted assets ........................................    $ 20,573,742
                                                                  ============

 Risk-based capital ratios
   Tier 1 capital (to risk-weighted assets) ..................           19.04%
   Total capital (to risk-weighted assets) ...................           20.29%
   Tier 1 capital (to average assets) ........................           15.66%
   Tangible capital (to average assets) ......................           15.66%

 (1) limited to 1.25% of risk-weighted assets

                         FIRST CAPITAL BANCSHARES, INC.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.1  Lease Agreement between the Bank and Carroll M. Edwards.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                         FIRST CAPITAL BANCSHARES, INC.


                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         FIRST CAPITAL BANCSHARES, INC.




Date: November 6, 2001                  By:/s/ CHARLES O. RIVERS
                                           -------------------------------------
                                           Charles O. Rivers
                                           President and Chief Executive Officer


                                        By:/s/ JOHN M. DIGBY
                                           -------------------------------------
                                           John M. Digby
                                           Chief Financial Officer and
                                           Principal Accounting Officer

                         FIRST CAPITAL BANCSHARES, INC.

                                  EXHIBIT INDEX


Item No. from
Item 601 of
Regulation S-B           Description
--------------           -----------

10.1                     Lease Agreement between the Bank and Carroll M. Edwards