Form 10KSB40
period 2001-12-31
FIRST CAPITAL BANCSHARES INC /SC/
filed 2002-03-29
CIK 1075705

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


 Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

                          Commission file no. 000-26131

                         FIRST CAPITAL BANCSHARES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

         South Carolina                                       57-1070990
-------------------------------------                   ------------------------
  (State or Other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization)                         Identification No.)

       207 Highway 15/401 Bypass East, Bennettsville, South Carolina 29512
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (843) 454-9337
--------------------------------------------------------------------------------
                 Issuer's Telephone Number, Including Area Code

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Company's revenues for the fiscal year ended December 31, 2001 were $2,009,991.

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2002, was $3,780,834. This calculation is based upon a value of $8.50 per share, which was the last price at which the common equity was sold on the over-the-counter market on such date.

     There were 563,728 shares of the Company's common stock issued and outstanding as of the record date, March 28, 2002.

Transitional Small Business Disclosure Format.  (Check one):    Yes [ ] No[X]


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's 2001 Annual Report to Shareholders are incorporated by reference in Parts I and II of this Form 10-KSB, and portions of the Proxy Statement for the Registrant's 2002 Annual Meeting of shareholders to be held on May 21, 2002, are incorporated by reference in Part III of this Form l0-KSB.

ITEM 1.  DESCRIPTION OF BUSINESS

         This Report contains statements that constitute forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors that are beyond our control. The words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," and "estimate," as well as similar expressions, are meant to identify such forward-looking statements. Potential risks and uncertainties include, but are not limited to:

     o significant increases in competitive pressure in the banking and financial services industries;

     o    changes  in  the  interest   rate   environment   which  could  reduce
          anticipated or actual margins;

     o changes in political conditions or the legislative or regulatory environment;

     o general economic conditions, either nationally or regionally and especially in the primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

     o    changes occurring in business conditions and inflation;

     o    changes in technology;

     o    changes in monetary and tax policies;

     o    changes in the securities markets; and

     o other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

GENERAL

         First Capital Bancshares, Inc. was incorporated as a South Carolina corporation in June 1998 primarily to own and control all of the capital stock of First Capital Bank. First Capital Bank obtained a federal savings bank charter from the Office of Thrift Supervision (the "OTS") and commenced operations on September 27, 1999. Our bank engages in a commercial banking business from its main office located at 207 Highway 15/401 Bypass East in the Bennettsville, South Carolina, and a branch office opened in Laurinburg, North Carolina in January 2001. The FDIC insures our deposits.

MARKETING FOCUS

         We emphasize the local ownership and management and strong ties to the community in order to capitalize on the demand for a community bank. We offer general commercial and consumer banking services with a focus on personalized service and on building long-term customer relationships.

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

LOCATION AND SERVICE AREA

         Although our market area is not restricted by law, the bank draws 95% of its business from Marlboro County, South Carolina and Laurinburg and Scotland County, North Carolina, and the surrounding areas. Marlboro County is the 32nd largest county in the state. Scotland County is the 61st largest county in North Carolina.

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

LENDING ACTIVITIES

         General. Our bank emphasizes a range of lending services, including real estate, commercial and consumer loans, to individuals and small- to medium-sized businesses and professional concerns that are located in or conduct a substantial portion of their business in our market area. We emphasize retail banking, home mortgages, real estate development, and consumer lending needs. Our bank is not permitted to make non-real estate commercial purpose loans that exceed 20% of its assets or non-real estate consumer purpose loans that exceed 35% of its assets. Outside of the inherent risk of the credit worthiness of our borrowers, other risks associated with residential mortgage loans would be the inability to dispose of foreclosed real estate in a down market or economy, shifts in the demographics of a given market from residential zonings to commercial, individual customers who have been displaced due to corporate downsizing/loss of income, and an overall economic downturn creating unemployment due to lack of product demand.

         Real Estate Loans. One of the primary components of our bank's loan portfolio is loans secured by first or second mortgages on real estate. These loans generally consist of commercial real estate loans, construction and development loans, and residential real estate loans (home equity loans are excluded from this category as they are classified as consumer loans). Loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, and will more likely be fixed in the case of shorter term loans. Our bank generally charges an origination fee. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, our bank typically requires personal guarantees of the principal owners of the collateral property, combined with a review by the bank of the personal financial statements of the principal owners. The principal economic risk associated with each category of anticipated loans, including real estate loans, is the creditworthiness of our borrowers. The risks associated with real estate loans vary with many economic factors, including employment levels and fluctuations in the value of real estate.

         Commercial Loans. Our bank makes loans for commercial purposes in various lines of businesses. Equipment loans are typically for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less. Working capital loans typically have terms not exceeding one year and are usually secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and in other cases principal is typically due at maturity. The principal economic risk associated with each category of loans, including commercial loans, is the creditworthiness of our borrowers. The risks associated with commercial loans vary with many economic factors, including the economy in our primary market area. The well-established banks in our primary market area make proportionately more loans to medium- to large-sized businesses than our bank. Many of our commercial loans are made to small- to medium-sized businesses that may be less able to withstand competitive, economic, and financial conditions than larger borrowers.

         Consumer Loans. Our bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment and term loans, home equity loans and lines of credit, and revolving lines of credit such as credit cards. These loans typically carry balances of less than $25,000 and, in the case of non-revolving loans, are amortized over a period not to exceed 48 months. Ninety-day term loans typically bear interest at a fixed rate. The revolving loans typically bear interest at a fixed rate and require monthly payments of interest and a portion of the principal balance. The underwriting criteria for home equity loans and lines of credit is generally the same as applied by our bank when making a first mortgage loan, as described above, and home equity lines of credit typically expire ten years or less after origination. As with the other categories of loans, the principal economic risk associated with consumer loans is the creditworthiness of our borrowers, and the principal competitors for consumer loans are the established banks in our primary market area.

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

COMPETITION

         The banking business is highly competitive. Our bank competes as a financial intermediary with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in our primary market area and elsewhere. As of June 30, 2001, there were 18 branches of 9 financial institutions operating in our primary market area, which includes the Marlboro County, South Carolina and Scotland County, North Carolina areas. These include branches of Wachovia, BB&T, First Citizens Bank, Centura Bank, and Carolina Bank & Trust. A number of these competitors are well established in our primary market area and throughout North and South Carolina. Most of them have substantially greater resources and lending limits than our bank and offer certain services, such as extensive and established branch networks and trust services that our bank either does not expect to provide or does not yet provide. As a result of these competitive factors, our bank may have to pay higher rates of interest to attract deposits.

EMPLOYEES

         As of December 31, 2001, our bank had 15 full-time employees and no part-time employees. The company does not have any employees other than its officers.

SUPERVISION AND REGULATION

         Savings and loan holding companies and federal savings banks are extensively regulated under both federal and state law. The following is a brief summary of banking statutes and rules and regulations that affect the company and the bank. These laws and regulations are generally intended to protect depositors, not shareholders. These regulations are very complex and we refer you to the particular statutory and regulatory provisions for a thorough understanding.

Gramm-Leach-Bliley Act

         The Gramm-Leach-Bliley Act, which became effective March 11, 2000, repealed the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities.

         The Act contains a number of provisions specifically applicable to federal savings associations. For example, the Act repeals the Savings Association Insurance Fund special reserve; modernizes the Federal Home Loan Bank System; provides regulatory relief for community banks with satisfactory or outstanding Community Reinvestment Act ratings in the form of less frequent compliance examinations; and creates privacy provisions that address consumer needs without disrupting necessary information sharing between community banks and their financial services partners.

         The Act also prohibits new unitary savings and loan holding companies from engaging in nonfinancial activities or affiliating with nonfinancial entities. The prohibition applies to a company that becomes a unitary savings and loan holding company pursuant to an application filed with the Office of Thrift Supervision after May 4, 1999. However, a grandfathered unitary savings and loan holding company, such as our company, retains its authority to engage in nonfinancial activities.

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

         As a savings and loan holding company owning only one savings institution, we are generally allowed to engage and invest in a broad range of business activities not permitted to commercial bank holding companies or multiple savings and loan holding companies, provided we continue to qualify as a qualified thrift lender.

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

         Deposit Insurance. The FDIC insures deposits at our bank for up to $100,000 for each insured depositor. The FDIC establishes rates for the payment of premiums by federally insured commercial banks and savings institutions for deposit insurance. The FDIC maintains a separate Bank Insurance Fund for banks and Savings Association Insurance Fund for savings institutions. Insurance premiums are charged to financial institutions in each category and are used to offset losses from insurance payouts when banks and savings institutions fail. Since 1993, insured banks and savings institutions have paid for deposit insurance under a risk-based premium system, with higher risk institutions paying higher premiums. Risk is determined by each institution's federal regulator on a semi-annual basis and based on its capital reserves and other factors. Increases in deposit insurance premiums or changes in risk classification would increase the bank's cost of funds.

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

         Dividends. The bank is subject to regulatory restrictions on the payment of dividends, including a prohibition on payment of dividends from its capital. All dividends may only be paid out of the bank's currently available profits less expenses, including losses and bad debts. The bank must notify the Office of Thrift Supervision prior to the payment of any dividends. In addition, under the FDIC Improvements Act, the bank may not pay a dividend if it would cause the bank to become undercapitalized.

         Branching. As a federal savings bank, the bank does not have any regulatory restrictions on its ability to branch in any state, except that we must first obtain the approval of the Office of Thrift Supervision.

         Community Reinvestment Act. The Community Reinvestment Act requires the Office of Thrift Supervision to evaluate our record of meeting the credit needs of our local community, including low and moderate-income neighborhoods. The Office of Thrift Supervision must also consider these factors when it evaluates mergers, acquisitions, and applications to open a branch or facility. Failure to meet these standards could result in restrictions on our operations. For the fiscal year ended December 31, 2001, First Capital Bank received a satisfactory Community Reinvestment Act rating from the Office of Thrift Supervision.

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

         Qualified Thrift Lender Requirement. In order to exercise the powers granted to federally chartered savings associations and maintain full access to Federal Home Loan Board advances, the bank must meet the definition of a "qualified thrift lender." The bank will qualify as a qualified thrift lender as long as its "qualified thrift investments" equal or exceed 65% of its "portfolio assets" on a monthly average basis in nine out of every 12 months. Qualified thrift investments generally consist of small business loans, as well as various housing related loans and investments such as residential construction and mortgage loans, home improvement loans, mobile home loans, home equity loans and mortgage-backed securities, certain obligations of the FDIC, and shares of stock issued by any Federal Home Loan Bank, the FHLMC, or the FNMA. Qualified thrift investments also include certain other specified investments, subject to a percentage of portfolio assets limitation. For purposes of the qualified thrift lender test, the term "portfolio assets" means the savings institution's total assets minus goodwill and other intangible assets, the value of property used by the savings institution to conduct its business, and liquid assets held by the savings institution in an amount up to 20% of its total assets.

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

ITEM 2.           DESCRIPTION OF PROPERTY

         Our executive offices and bank are located at 207 Highway 15/401 Bypass East, Bennettsville, South Carolina 29512. We have also opened a branch in Laurinburg, North Carolina in an approximately 1,200 square foot remodeled former First Union branch building. We also have a loan production facility in McColl, South Carolina. We lease all of these properties. Information about the leases is set forth in Note 11 to our financial statements which are included in our Annual Report to Shareholders for the year ended December 31, 2001, and such
Note 11 is incorporated herein by reference. We believe that these facilities will adequately serve our needs for the next several years of operation.

ITEM 3.           LEGAL PROCEEDINGS.

         At December 31, 2001, no legal proceedings were pending or threatened that would have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Since the completion of our initial public offering on October 29, 1999, our common stock has been quoted on the OTC Bulletin Board under the symbol FCPB.OB. As of December 31, 2001, we had approximately 360 shareholders of record. To date, we have not paid cash dividends on the common stock. We currently intend to retain earnings to support operations and finance expansion and therefore do not anticipate paying cash dividends in the foreseeable future. See Item 1, "Business - Dividends" for a discussion of restrictions on our ability to pay dividends.

         The following table sets forth the high and low quarterly bid information for our common stock, as quoted on the OTC Bulletin Board, for the past two years. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                    Stock Price
                                      High                                Low
First Quarter 2000                   10.00                                9.00
Second Quarter 2000                   9.00                                6.00
Third Quarter 2000                    7.00                                4.13
Fourth Quarter 2000                   7.00                                5.00

First Quarter 2001                  $ 7.00                              $ 6.25
Second Quarter 2001                   8.00                                5.57
Third Quarter 2001                   10.75                                5.00
Fourth Quarter 2001                  10.25                                8.25


         All outstanding shares of common stock of our company are entitled to share equally in dividends that are properly declared by our board of directors.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATION

         The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the company's Annual Report to Shareholders for the year ended December 31, 2001 is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

         The audited financial statements, notes thereto, and Independent Auditors' Report contained in the company's Annual Report to Shareholders for the year ended December 31, 2001 are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The information set forth under the captions "Management of the Company -- Director Nominees" and "-- Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 15, 2001 (the "Proxy Statement") is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         The information set forth under the caption "Management Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the caption "Certain  Relationships and
Related   Transactions"  in  the  Proxy  Statement  is  incorporated  herein  by reference.

ITEM 13. EXHIBIT LIST AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

3.1. Articles of Incorporation and all amendments (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form SB-2, File No. 333-69555).

3.2. Amended and Restated Bylaws as of February 22, 2001 (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

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

10.2 Agreement for software and account processing services dated December 7, 1998 with Fiserv Solutions, Inc. (incorporated by reference to
         Exhibit 10.6 of the Registration Statement on Form SB-2, File No. 333-69555).

10.3 Revised and Restated Letter of Employment dated February 24, 1999, between J. Randy McDonald and First Capital Bancshares (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form SB-2, File No. 333-69555).

10.4 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company's Form 10-KSB for the year ended December 31, 1999).

10.5     Amended  Employment  Agreement  between  Charles  O.  Rivers  and First
         Capital Bancshares (incorporated by reference to Exhibit 10.1 of the Company's Form 10-QSB for the quarter ended June 30, 2001).

10.6 Lease Agreement between the Company and Carroll Edwards (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2001).

10.7     Change of Control Agreement between the Company and John M. Digby.

13       Portions of the Company's 2001 Annual Report to Shareholders.

21       Subsidiaries of the Company.

(b)      Reports on Form 8-K


         We did not file any reports on Form 8-K during the fourth quarter of 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FIRST CAPITAL BANCSHARES, INC.

                                        s/Charles O. Rivers
Date:    March 28, 2002             By:-----------------------------------------
                                       Charles O. Rivers
                                       Chief Executive Officer and President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                                            Title                              Date
---------                                            -----                              ----


--------------------------------
Shoukath Ansari, M.D.                                Director

s/John H. Covington
--------------------------------
John H. Covington                                    Director                           March 28, 2002


--------------------------------
Robert G. Dowdy                                      Director

s/Harry L. Howell, Jr.
--------------------------------
Harry L. Howell, Jr.                                 Director                           March 28, 2002


--------------------------------
Luther D. Hutchins                                   Director

s/Joe D. Manis
--------------------------------
Joe D. Manis                                         Director                           March 28, 2002

s/Charles O. Rivers
--------------------------------                     Chief Executive Officer,
Charles O. Rivers                                    President and Director             March 28, 2002

s/Paul F. Rush, M.D.
--------------------------------                     Chairman, and
Paul F. Rush, M.D.                                   Director                           March 28, 2002

s/John M. Digby
--------------------------------                     Chief Financial Officer            March 28, 2002
John M. Digby

                                INDEX TO EXHIBITS

Exhibit
Number                     Description


3.1. Articles of Incorporation and all amendments (incorporated by reference to Exhibit 3.1 of the
                           Registration Statement on Form SB-2, File No. 333-69555).

3.2. Amended and Restated Bylaws as of February 22, 2001 (incorporated by .reference to Exhibit 3.2 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000)

4.1. See Exhibits 3.1 and 3.2 for provisions in First Capital Bancshares's Articles of Incorporation and bylaws defining the rights of holders of the common stock (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form SB-2, File No. 333-69555).

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

10.2 Agreement for software and account processing services dated December 7, 1998 with Fiserv Solutions, Inc. (incorporated by reference to Exhibit
                           10.6 of the Registration Statement on Form SB-2, File No. 333-69555).

10.3 Revised and Restated Letter of Employment dated February 24, 1999, between J. Randy McDonald and First Capital Bancshares (incorporated by reference to Exhibit 10.7 of the Registration Statement on Form SB-2, File No. 333-69555).

10.4 1999 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 of the Company's Form 10-KSB for the year ended December 31, 1999).

10.5                       Amended  Employment   Agreement  between  Charles  O.
                           Rivers and First Capital Bancshares incorporated by reference to Exhibit 10.1 of the Company's Form 10-QSB for the quarter ended June 30, 2001).

10.6 Lease Agreement between the Company and Carroll Edwards (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2001).

10.7                       Change of Control  Agreement  between the Company and
                           John M. Digby.

13                         Portions  of the  Company's  2001  Annual  Report  to
                           Shareholders.

21                         Subsidiaries of the Company.