Form 10QSB
period 2002-03-31
FIRST CAPITAL BANCSHARES INC /SC/
filed 2002-05-14
CIK 1075705

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)                        FORM 10-QSB

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 2002

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from _________to_________

                          Commission File No. 000-26131

                         FIRST CAPITAL BANCSHARES, INC.
        (Exact name of small business issuer as specified in its charter)

           South Carolina                                  57-1070990
          (State or other                   (I.R.S. Employer Identification No.)
   jurisdiction of incorporation)

                         207 Highway 15/401 Bypass East
                             Bennettsville, SC 29512
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (843) 454-9337
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)
                ------------------------------------------------

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                        YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the date of the latest practicable date:

           563,728 shares of common stock, $.01 par value, were issued and outstanding as of May 7, 2002

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         FIRST CAPITAL BANCSHARES, INC.

                                      Index


PART I. FINANCIAL INFORMATION                                                                           Page No.

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - March 31, 2002 and December 31, 2001...........................3

         Condensed Consolidated Statements of Income - Three months ended March 31, 2002 and 2001...............4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Three months ended March 31, 2002 and 2001...........................................................5

         Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2002 and 2001...........6

         Notes to Condensed Consolidated Financial Statements...................................................7

Item 2. Management's Discussion and Analysis or Plan of Operation............................................8-13

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.......................................................................14

         (a) Exhibits..........................................................................................14

         (b) Reports on Form 8-K...............................................................................14

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                         FIRST CAPITAL BANCSHARES, INC.
                      Condensed Consolidated Balance Sheets

                                                                                                   March 31,           December 31,
                                                                                                     2002                 2001
                                                                                                     ----                 ----
Assets:                                                                                          (Unaudited)
  Cash and cash equivalents:
    Cash and due from banks ........................................................           $  1,074,433            $    753,592
    Federal funds sold .............................................................                 73,000                 801,000
                                                                                               ------------            ------------
      Total cash and cash equivalents ..............................................              1,147,433               1,554,592
                                                                                               ------------            ------------

Securities available-for-sale ......................................................              2,124,030               1,874,051
Nonmarketable equity securities ....................................................                100,000                 100,000
                                                                                               ------------            ------------
      Total investment securities ..................................................              2,224,030               1,974,051
                                                                                               ------------            ------------

Loans receivable ...................................................................             24,582,352              23,152,227
Less allowance for loan losses .....................................................               (306,821)               (341,822)
                                                                                               ------------            ------------
      Loans, net ...................................................................             24,275,531              22,810,405

Accrued interest receivable ........................................................                168,491                 175,872
Premises and equipment, net ........................................................                512,445                 501,291
Other assets .......................................................................                921,591                 856,872
                                                                                               ------------            ------------

      Total assets .................................................................           $ 29,249,521            $ 27,873,083
                                                                                               ============            ============

Liabilities and Shareholders' Equity:
Liabilities:
  Deposits:
    Noninterest-bearing transaction accounts .......................................           $  1,300,651            $  1,312,090
    Interest-bearing transaction accounts ..........................................              5,346,604               3,976,787
    Savings ........................................................................              1,986,681               1,473,805
    Time deposits $100,000 and over ................................................              5,600,431               5,985,170
    Other time deposits ............................................................              9,143,232               9,185,541
                                                                                               ------------            ------------
      Total deposits ...............................................................             23,377,599              21,933,393

Advances from Federal Home Loan Bank ...............................................              2,000,000               2,000,000
Accrued interest payable ...........................................................                 86,830                  94,326
Other liabilities ..................................................................                 24,100                   8,334
                                                                                               ------------            ------------
      Total liabilities ............................................................             25,488,529              24,036,053
                                                                                               ------------            ------------

Shareholders' Equity:
  Preferred stock, $.01 par value; 10,000,000 shares authorized
   and unissued ....................................................................                      -                       -
  Common stock, $.01 par value; 10,000,000 shares authorized,
   563,728 shares issued and outstanding ...........................................                  5,637                   5,637
  Capital surplus ..................................................................              5,110,551               5,110,551
  Accumulated other comprehensive income (loss) ....................................                (12,650)                 (7,715)
  Retained earnings (deficit) ......................................................             (1,342,546)             (1,271,443)
                                                                                               ------------            ------------
      Total shareholders' equity ...................................................              3,760,992               3,837,030
                                                                                               ------------            ------------

      Total liabilities and shareholders' equity ...................................           $ 29,249,521            $ 27,873,083
                                                                                               ============            ============


                  See notes to condensed financial statements.

                         FIRST CAPITAL BANCSHARES, INC.

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                                                         Three Months Ended
                                                                                                              March 31,
                                                                                                              ---------
                                                                                                      2002                  2001
                                                                                                      ----                  ----
Interest income:
  Loans, including fees ..........................................................               $ 451,844                $ 279,706
  Investment securities, taxable .................................................                  26,242                   37,771
  Nonmarketable equity securities ................................................                   1,151                    1,290
  Federal funds sold .............................................................                   5,336                   46,141
                                                                                                 ---------                ---------
    Total ........................................................................                 484,573                  364,908
                                                                                                 ---------                ---------

Interest expense:
  Time deposits $100,000 and over ................................................                  69,933                   67,076
  Other deposits .................................................................                 128,315                  142,936
  Other interest expense .........................................................                  12,003                        -
                                                                                                 ---------                ---------
    Total ........................................................................                 210,251                  210,012
                                                                                                 ---------                ---------

Net interest income ..............................................................                 274,322                  154,896
Provision for loan losses ........................................................                  20,000                   43,096
                                                                                                 ---------                ---------
Net interest income after provision for loan losses ..............................                 254,322                  111,800
                                                                                                 ---------                ---------

Other operating income:
  Service charges on deposit accounts ............................................                  30,054                   22,104
  Gain on sales of securities available for sale .................................                       -                   37,718
  Credit life insurance commissions ..............................................                   5,598                    1,649
  Other charges, commissions and fees ............................................                  26,647                    9,427
                                                                                                 ---------                ---------
    Total ........................................................................                  62,299                   70,898
                                                                                                 ---------                ---------

Other operating expenses:
  Salaries and employee benefits .................................................                 216,126                  190,794
  Occupancy expense ..............................................................                  47,916                   22,357
  Furniture and equipment expense ................................................                  30,009                   27,687
  Other operating expenses .......................................................                 133,766                  113,431
                                                                                                 ---------                ---------
    Total ........................................................................                 427,817                  354,269
                                                                                                 ---------                ---------

Income (loss) before income taxes ................................................                (111,196)                (171,571)
Income tax expense (benefit) .....................................................                 (40,093)                 (63,481)
                                                                                                 ---------                ---------

Net income (loss) ................................................................               $ (71,103)               $(108,090)
                                                                                                 =========                =========

Earnings (loss) per share
Average shares outstanding .......................................................                 563,728                  563,728
Net income (loss) ................................................................               $   (0.13)               $   (0.19)


                  See notes to condensed financial statements.

                         FIRST CAPITAL BANCSHARES, INC.

          Condensed Consolidated Statement of Shareholders' Equity and Comprehensive Income for the three months ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                                                          Accumulated
                                               Common Stock                               Retained           Other
                                               ------------              Capital          Earnings       Comprehensive
                                         Shares         Amount           Surplus         (Deficit)          Income         Total
                                         ------         ------           -------         ---------          ------         -----

Balance,
 December 31, 2000 .............         563,728      $     5,637      $ 5,110,551     $  (894,374)     $      (382)    $ 4,221,432

Net income (loss)
 for the period ................                                                          (108,090)                        (108,090)

Other
 comprehensive
 income, net of tax
 expense of $4,324 .............                                                                              8,389           8,389
                                                                                                                        -----------

Comprehensive
 Income ........................                                                                                            (99,701)
                                         -------      -----------      -----------     -----------      -----------     -----------

Balance,
 March 31, 2001 ................         563,728      $     5,637      $ 5,110,551     $(1,002,464)     $     8,007     $ 4,121,731
                                         =======      ===========      ===========     ===========      ===========     ===========

Balance,
 December 31, 2001 .............         563,728      $     5,637      $ 5,110,551     $(1,271,443)     $    (7,715)    $ 3,837,030

Net income (loss)
 for the period ................                                                           (71,103)                         (71,103)

Other
  comprehensive
  income, net of tax
  benefit of $2,542 ............                                                                             (4,935)         (4,935)
                                                                                                                        -----------

Comprehensive
 income ........................                                                                                            (76,038)
                                         -------      -----------      -----------     -----------      -----------      -----------

Balance,
 March 31, 2002 ................         563,728      $     5,637      $ 5,110,551     $(1,342,546)     $   (12,650)     $ 3,760,992
                                         =======      ===========      ===========     ===========      ===========      ===========




                  See notes to condensed financial statements.

                         FIRST CAPITAL BANCSHARES, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                             Three Months Ended
                                                                                                                  March 31,
                                                                                                                  ---------
                                                                                                         2002                 2001
                                                                                                         ----                 ----
Cash flows from operating activities:
  Net income (loss) ........................................................................        $   (71,103)        $  (108,090)
  Adjustments to reconcile net income (loss) to net cash used by operating activities:
    Depreciation and amortization ..........................................................             28,710              26,085
    Provision for loan losses ..............................................................             20,000              43,096
    Accretion and premium amortization .....................................................               (626)               (628)
    Gain on sale of securities available-for-sale ..........................................                  -             (37,718)
    Increase in deferred taxes .............................................................            (58,987)            (63,481)
    Decrease in interest receivable ........................................................              7,381              40,870
    (Decrease) increase in interest payable ................................................             (7,496)              2,737
    Increase in other assets ...............................................................             (2,835)            (10,539)
    Increase in other liabilities ..........................................................             15,767              34,007
                                                                                                    -----------         -----------
      Net cash used by operating activities ................................................            (69,189)            (73,661)
                                                                                                    -----------         -----------

Cash flows from investing activities:
  Purchases of securities available-for-sale ...............................................           (400,000)         (1,001,932)
  Maturities of securities available-for-sale ..............................................            142,814           1,023,475
  Proceeds from sales of securities available-for-sale .....................................                  -           1,360,718
  Net increase in loans made to customers ..................................................         (1,485,126)           (852,678)
  Purchases of premises and equipment ......................................................            (39,864)            (45,765)
  Purchase of Federal Home Loan Bank stock .................................................                  -             (11,800)
                                                                                                    -----------         -----------
    Net cash provided (used) by investing activities .......................................         (1,782,176)            472,018
                                                                                                    -----------         -----------

Cash flows from financing activities:
  Net increase in demand deposits, interest-bearing transaction
   accounts and savings accounts ...........................................................          1,871,254           1,397,239
  Net increase (decrease) in certificates of deposit and other time deposits ...............           (427,048)          2,392,651
                                                                                                    -----------         -----------
    Net cash provided by financing activities ..............................................          1,444,206           3,789,890
                                                                                                    -----------         -----------

Net increase (decrease) in cash and cash equivalents .......................................           (407,159)          4,188,247

Cash and cash equivalents, beginning .......................................................          1,554,592           2,126,900
                                                                                                    -----------         -----------

Cash and cash equivalents, ending ..........................................................        $ 1,147,433         $ 6,315,147
                                                                                                    ===========         ===========

Cash paid during the period for:
 Interest ..................................................................................        $   217,747         $   207,275


                  See notes to condensed financial statements.

                         FIRST CAPITAL BANCSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of March 31, 2002 and for the interim periods ended March 31, 2002 and 2001 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2001 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in First Capital Bancshares, Inc.'s 2001 Annual Report on 10-KSB.


NOTE 2 - COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner-related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three month periods ended March 31, 2002 and 2001:

                                                                                         Pre-tax        (Expense)        Net-of-tax
                                                                                          Amount         Benefit           Amount
                                                                                          ------         -------           ------
 For the Three Months Ended March 31, 2002:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period ...................          $(7,477)          $ 2,542          $(4,935)
Plus: reclassification adjustment for
 (gains) losses realized in net income ........................................                -                 -                -
                                                                                         -------           -------          -------
Net unrealized gains (losses) on securities ...................................           (7,477)            2,542           (4,935)
                                                                                         -------           -------          -------

Other comprehensive income ....................................................          $(7,477)          $ 2,542          $(4,935)
                                                                                         =======           =======          =======

                                                                                          Pre-tax        (Expense)        Net-of-tax
                                                                                           Amount         Benefit           Amount
                                                                                           ------         -------           ------
For the Three Months Ended March 31, 2001:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period ...................         $ 50,431          $(17,148)         $ 33,283
Plus: reclassification adjustment for
 (gains) losses realized in net income ........................................          (37,718)           12,824          (24,894)
                                                                                        --------          --------          --------
Net unrealized gains (losses) on securities ...................................           12,713            (4,324)            8,389
                                                                                        --------          --------          --------

Other comprehensive income ....................................................         $ 12,713          $ (4,324)         $  8,389
                                                                                        ========          ========          ========


Accumulated other comprehensive income consists solely of the unrealized gain on securities available for sale, net of the deferred tax effects.

                         FIRST CAPITAL BANCSHARES, INC.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following is a discussion of our financial condition as of March 31, 2002 compared to December 31, 2001, and the results of operations for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. These comments should be read in conjunction with our condensed financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.


Results of Operations

Net Interest Income

For the three months ended March 31, 2002, net interest income increased $119,426, or 77.1%, over the same period in 2001. Interest income from loans, including fees, increased $172,138, or 61.54%, from the three months ended March 31, 2001 to the three months ended March 31, 2002 as the volume of average loans increased from $10,877,999 at March 31, 2001 to $23,185,400 at March 31, 2002.
Interest expense for the three months ended March 31, 2002 was $210,251 compared to $210,012 for the same period in 2001. The net interest margin realized on earning assets was 4.27% for the three months ended March 31, 2002, as compared to 3.91% for the same period in 2001. The net interest spread increased from 2.85%, for the three months ended March 31, 2001 to 3.91% for the three months March 31, 2002. While the rates on interest-earning assets decreased by 164 basis points from the three months ended March 31, 2001 to the same period in 2002, rates on interest-bearing liabilities decreased 270 basis points between the two periods. We have been able to control our cost of funds while increasing the overall volume during the periods presented.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for possible loan losses at an adequate level to reflect the losses inherent in the loan portfolio. For the three months ended March 31, 2002, the provision charged to expense was $20,000 as compared to the provision of $43,096 charged to expense during the three months ended March 31, 2001. The allowance for loan losses represented 1.25% and 1.48% of gross loans at March 31, 2002 and December 31, 2001, respectively. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events which we believe to be reasonable but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

                         FIRST CAPITAL BANCSHARES, INC.

Item 2. Management's Discussion and Analysis or Plan of Operation

Noninterest Income

Noninterest income during the three months ended March 31, 2002 was $62,299, a decrease of $8,599, or 12.13%, from the comparable period in 2001. The decrease is primarily a result of no gains recognized on the sale of securities available for sale for the three months ended March 31, 2002 which was a decrease of $37,718 from the comparable period in 2001. Service charges on deposit accounts increased from $22,104 for the three months ended March 31, 2001 to $30,054 for the three months ended March 31, 2002. This change is a result of an increase in deposit accounts over the two periods. Deposits at March 31, 2001 were $16,915,012, compared to $23,377,599 at March 31, 2002.

Noninterest Expense

Total noninterest expense for the three months ended March 31, 2002 was $427,817, which was 20.76% higher than the three months ended March 31, 2001. The primary reason for the $73,548 increase in noninterest expense over the same period in 2001 was increases in salaries and employee benefits, which increased $25,332, or 13.28% over the same period in 2001. This increase was largely the result of an increase in personnel in support functions for the full-service Laurinburg office and the salary for the loan officer in the loan production office in McColl, South Carolina, which opened in the fourth quarter of 2001. Occupancy and furniture and equipment expense increased $25,559 and $2,322, respectively, as a result of additional costs associated with the Laurinburg office which opened in the fourth quarter of 2001.

Income Taxes

The income tax benefit for the three months ended March 31, 2002 was $40,093 as compared to $63,481 for the same period in 2001. The decrease in the benefit was a result of the decrease in the net loss over the two periods. The effective tax rate was 36.01% for the quarter ended March 31, 2002 and 37.00% for the quarter ended March 31, 2001.

Net Income (Loss)

The net loss for the quarter ended March 31, 2002 was $71,103, as compared to $108,090 in the same period in 2001. The net loss included additional salaries and occupancy expenses associated with staffing and occupying the full-service Laurinburg branch and the loan production office, both of which opened in the fourth quarter of 2001. Despite the additional expenses, we were able to reduce our net loss before taxes by $60,375 from the three months ended March 31, 2001 to the same period in 2002.

Assets and Liabilities

During the first three months of 2002, total assets increased $1,376,438, or 4.94%, when compared to December 31, 2001. The primary reason for this increase in assets was an increase in loans of $1,430,125, or 6.18% during the first three months of 2002. The increase in loans was attributable to three loans totaling $1,500,000 purchased from other financial institutions during the period. During this same time period, deposits increased $1,444,206, or 6.58%. This increase in deposits was primarily the result of an increase of $1,369,817, or 34.45%, in interest bearing transaction accounts during the first three months of 2002.

                         FIRST CAPITAL BANCSHARES, INC.

Item 2. Management's Discussion and Analysis or Plan of Operation


Loans

As noted above, gross loans increased by $1,430,125, or 6.18%, during the first quarter of 2002. As shown below, the main component of growth in the loan portfolio was real estate-mortgage loans, which increased $2,389,574 or 18.27% from December 31, 2001 to March 31, 2002. Balances within the major loans receivable categories as of March 31, 2002 and December 31, 2001 are as follows:

                                                   March 31,        December 31,
                                                     2002               2001
                                                     ----               ----
Real estate - construction ...............        $ 1,103,989      $ 1,208,616
Real estate - mortgage ...................         15,466,167       13,076,593
Commercial and industrial ................          3,350,407        3,802,652
Consumer and other .......................          4,661,789        5,064,366
                                                  -----------      -----------

                                                  $24,582,352      $23,152,227
                                                  ===========      ===========


Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

                                                        March 31,   December 31,
                                                          2002          2001
                                                          ----          ----

Nonaccrual loans ...................................     $178,166      $169,089
Accruing loans more than 90 days past due ..........     $      -      $      -

Loans identified by the
   internal review mechanism:

 Criticized ........................................     $403,683      $264,727
 Classified ........................................     $271,667      $103,123


Activity in the Allowance for Loan Losses is as follows:

                                                                                              March 31,                  March 31,
                                                                                                2002                        2001
                                                                                                ----                        ----
Balance, January 1, .........................................................              $    341,822                $    142,276
Provision for loan losses for the period ....................................                    20,000                      43,096
Net loans (charged-off) recovered for the period ............................                   (55,001)                          -
                                                                                           ------------                ------------

Balance, end of period ......................................................              $    306,821                $    185,372
                                                                                           ============                ============

Gross loans outstanding, end of period ......................................              $ 24,582,352                $ 11,384,915

Allowance for loan losses to loans outstanding ..............................                      1.25%                       1.63%

Criticized loans have potential weaknesses that deserve close attention and could, if uncorrected, result in deterioration of the prospects for repayment or our credit position at a future date. Classified loans are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected.

                         FIRST CAPITAL BANCSHARES, INC.

Item 2. Management's Discussion and Analysis or Plan of Operation

Deposits

At March 31, 2002, total deposits increased by $1,444,206, or 6.58%, from December 31, 2001. The largest increase was in interest-bearing demand deposits, which increased $1,369,817, or 34.45%, from December 31, 2001 to March 31, 2002. Expressed in percentages, noninterest-bearing deposits increased .87% and interest-bearing deposits increased 7.06%.

Balances within the major deposit categories as of March 31, 2002 and December 31, 2001 are as follows:

                                                      March 31,     December 31,
                                                       2002             2001
                                                       ----             ----
Noninterest-bearing demand deposits ..........      $ 1,300,651      $ 1,312,090
Interest-bearing demand deposits .............        5,346,604        3,976,787
Savings deposits .............................        1,986,681        1,473,805
Time deposits $100,000 and over ..............        5,600,431        5,985,170
Other time deposits ..........................        9,143,232        9,185,541
                                                    -----------      -----------

                                                    $23,377,599      $21,933,393
                                                    ===========      ===========


Advances from Federal Home Loan Bank

Advances from the Federal Home Loan Bank totaled $2,000,000 at March 31, 2002 and December 31, 2001. The fixed rate advance bears an interest rate of 2.40% and matures on November 15, 2002. The advance is secured by one to four family residential mortgage loans and by our stock in the Federal Home Loan Bank.


Liquidity

We meet our liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts and advances from the Federal Home Loan Bank. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 96.87% at March 31, 2002 and 96.74% at December 31, 2001.

Securities available-for-sale, which totaled $2,124,030 at March 31, 2002, serve as a ready source of liquidity. We also have lines of credit available with correspondent banks to purchase federal funds for periods from one to fourteen days. At March 31, 2002, unused lines of credit totaled $1,250,000. In addition, we have a line of credit with the Federal Home Loan Bank to borrow funds up to 10% of the Bank's total assets, which gave us the ability to borrow up to $2,925,000 at March 31, 2002. The Bank had borrowed $2,000,000 on this line at March 31, 2002.

                         FIRST CAPITAL BANCSHARES, INC.

Item 2. Management's Discussion and Analysis or Plan of Operation

Capital Resources

Total shareholders' equity decreased from $3,837,030 at December 31, 2001 to $3,760,992 at March 31, 2002. The decrease of $76,038 is attributable to the net loss for the period of $71,103. Equity was also negatively affected by a charge to equity of $4,935 relating to the change in fair value of investment securities.

Thrift holding companies, such as ours, and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy, which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially common shareholders' equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines. The OTS has also established a 3.0% minimum leverage ratio requirement. The leverage ratio is computed by dividing Tier 1 capital into average assets. For all except the highest rated banks, the minimum leverage ratio should be 3.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors.

The following table summarizes our risk-based capital at March 31, 2002:

Shareholders' equity .......................................        $ 3,760,992
 Plus: Unrealized loss on securities available-for-sale ....             12,650
                                                                    -----------
 Tier 1 capital ............................................          3,773,642

 Plus: allowance for loan losses (1) .......................            306,821
                                                                    -----------
     Total capital .........................................        $ 4,080,463
                                                                    ===========

 Risk-weighted assets ......................................        $24,943,000
                                                                    ===========

 Risk-based capital ratios
   Tier 1 capital (to risk-weighted assets) ................              15.13%
   Total capital (to risk-weighted assets) .................              16.36%
   Tier 1 capital (to average assets) ......................              13.73%
   Tangible capital (to average assets) ....................              13.73%

(1) limited to 1.25% of risk-weighted assets

We believe that capital should continue to be adequate for the next 12 months.

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

The Act also prohibits new unitary thrift holding companies from engaging in nonfinancial activities or affiliating with nonfinancial entities. The prohibition applies to a company that becomes a unitary thrift holding company pursuant to an application filed with the OTS after May 4, 1999. However, a grandfathered unitary thrift holding company, such as us, retains its authority to engage in nonfinancial activities.

The Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that we face from larger institutions and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on us. From time to time other changes are proposed to laws affecting the banking industry, and these changes could have a material effect on our business and prospects. We cannot predict the nature or the extent of the effect on our business and earnings of fiscal or monetary policies, economic controls, or new federal or state legislation. From time to time, various bills are introduced in the United States Congress and various regulations are proposed by appropriate agencies with respect to the regulation of financial institutions. Certain of these proposals, if adopted, could significantly change the regulation of banks and the financial services industry. We cannot predict whether any of these proposals will be adopted or, if adopted, how these proposals would affect us.

                         FIRST CAPITAL BANCSHARES, INC.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         The following documents are filed as part of this report:

         Not applicable


Reports on Form 8-K.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      FIRST CAPITAL BANCSHARES, INC.




Date:   May 9, 2002                   By:/s/ CHARLES O. RIVERS
                                         ---------------------------------------
                                           Charles O. Rivers
                                           President and Chief Executive Officer

                                      By:/s/ JOHN M. DIGBY
                                         ---------------------------------------
                                           John M. Digby
                                           Chief Financial Officer and
                                           Principal Accounting Officer