Form 10QSB
period 2002-06-30
FIRST CAPITAL BANCSHARES INC /SC/
filed 2002-08-13
CIK 1075705

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)                         FORM 10-QSB

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2002

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

563,728 shares of common stock, $.01 par value, were issued and outstanding on August 5, 2002

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         FIRST CAPITAL BANCSHARES, INC.




                                      Index


PART I. FINANCIAL INFORMATION                                                                                      Page No.

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -- June 30, 2002 and December 31, 2001.....................................3

         Condensed Consolidated Statements of Income -- Six months ended June 30, 2002 and 2001 and Three months ended June 30, 2002 and 2001.........................................................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Six months ended June 30, 2002 and 2001........................................................................5

         Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 2002 and 2001.......................6

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

                         FIRST CAPITAL BANCSHARES, INC.

                      Condensed Consolidated Balance Sheets

                                                                                                 June 30,               December 31,
                                                                                                   2002                     2001
                                                                                                   ----                     ----
Assets:                                                                                        (Unaudited)
  Cash and cash equivalents:
    Cash and due from banks ........................................................           $    960,040            $    753,592
    Federal funds sold .............................................................              4,022,000                 801,000
                                                                                               ------------            ------------
      Total cash and cash equivalents ..............................................              4,982,040               1,554,592
                                                                                               ------------            ------------

Securities available-for-sale ......................................................                958,776               1,874,051
Nonmarketable equity securities ....................................................                150,000                 100,000
                                                                                               ------------            ------------
      Total investment securities ..................................................              1,108,776               1,974,051
                                                                                               ------------            ------------

Loans receivable ...................................................................             26,355,002              23,152,227
Less allowance for loan losses .....................................................               (304,004)               (341,822)
                                                                                               ------------            ------------
      Loans, net ...................................................................             26,050,998              22,810,405

Accrued interest receivable ........................................................                180,869                 175,872
Premises and equipment, net ........................................................                484,547                 501,291
Other assets .......................................................................                906,579                 856,872
                                                                                               ------------            ------------

      Total assets .................................................................           $ 33,713,809            $ 27,873,083
                                                                                               ============            ============

Liabilities and Shareholders' Equity:
Liabilities:
  Deposits:
    Noninterest-bearing transaction accounts .......................................           $  1,535,357            $  1,312,090
    Interest-bearing transaction accounts ..........................................              6,589,202               3,976,787
    Savings ........................................................................              2,774,261               1,473,805
    Time deposits $100,000 and over ................................................              4,573,860               5,985,170
    Other time deposits ............................................................             11,375,984               9,185,541
                                                                                               ------------            ------------
      Total deposits ...............................................................             26,848,664              21,933,393

Advances from Federal Home Loan Bank ...............................................              3,000,000               2,000,000
Accrued interest payable ...........................................................                 69,414                  94,326
Other liabilities ..................................................................                 19,529                   8,334
                                                                                               ------------            ------------
      Total liabilities ............................................................             29,937,607              24,036,053
                                                                                               ------------            ------------

Shareholders' Equity:
  Preferred stock, $.01 par value; 10,000,000 shares authorized
   and unissued ....................................................................                      -                       -
  Common stock, $.01 par value; 10,000,000 shares authorized,
   563,728 shares issued and outstanding ...........................................                  5,637                   5,637
  Capital surplus ..................................................................              5,110,551               5,110,551
  Accumulated other comprehensive income (loss) ....................................                  5,841                  (7,715)
  Retained earnings (deficit) ......................................................             (1,345,827)             (1,271,443)
                                                                                               ------------            ------------
      Total shareholders' equity ...................................................              3,776,202               3,837,030
                                                                                               ------------            ------------

      Total liabilities and shareholders' equity ...................................           $ 33,713,809            $ 27,873,083
                                                                                               ============            ============



            See notes to condensed consolidated financial statements.

                         FIRST CAPITAL BANCSHARES, INC.

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                       Six Months Ended                    Three Months Ended
                                                                           June 30,                              June 30,
                                                                           --------                              --------
                                                                  2002                 2001             2002                  2001
                                                                  ----                 ----             ----                  ----
Interest income:
  Loans, including fees ................................       $   975,799        $   612,404        $   523,955        $   332,698
  Investment securities, taxable .......................            48,933             76,617             22,691             38,842
  Nonmarketable equity securities ......................             2,569              1,246              1,418                  -
  Federal funds sold ...................................            11,099             84,334              5,763             38,193
  Time deposits with other banks .......................                 -             10,471                  -             10,471
                                                               -----------        -----------        -----------        -----------
    Total ..............................................         1,038,400            785,072            553,827            420,204
                                                               -----------        -----------        -----------        -----------

Interest expense:
  Time deposits $100,000 and over ......................           112,818            150,282             42,885             83,206
  Other deposits .......................................           257,802            295,863            129,487            152,927
  Other interest expense ...............................            31,261                  -             19,258                  -
                                                               -----------        -----------        -----------        -----------
    Total ..............................................           401,881            446,145            191,630            236,133
                                                               -----------        -----------        -----------        -----------

Net interest income ....................................           636,519            338,927            362,197            184,071
Provision for loan losses ..............................            37,000             73,447             17,000             30,351
                                                               -----------        -----------        -----------        -----------
Net interest income after provision for
  loan losses ..........................................           599,519            265,480            345,197            153,720
                                                               -----------        -----------        -----------        -----------

Other operating income:
  Service charges on deposit accounts ..................            68,988             41,940             38,934             19,836
  Gain on sales of securities available for
    sale ...............................................             3,378             37,714              3,378                  -
  Credit life insurance commissions ....................            20,310              8,519             14,712              6,870
  Other charges, commissions and fees ..................            50,924             83,028             24,277             73,601
                                                               -----------        -----------        -----------        -----------
    Total ..............................................           143,600            171,201             81,301            100,307
                                                               -----------        -----------        -----------        -----------

Other operating expenses:
  Salaries and employee benefits .......................           417,647            382,209            201,521            191,415
  Occupancy expense ....................................            89,540             46,488             41,624             24,131
  Furniture and equipment expense ......................            61,928             63,653             31,919             35,966
  Other operating expenses .............................           290,792            248,251            157,025            134,864
                                                               -----------        -----------        -----------        -----------
    Total ..............................................           859,907            740,601            432,089            386,376
                                                               -----------        -----------        -----------        -----------

Income (loss) before income taxes ......................          (116,788)          (303,920)            (5,591)          (132,349)
Income tax expense (benefit) ...........................           (42,404)          (108,939)            (2,311)           (45,458)
                                                               -----------        -----------        -----------        -----------

Net income (loss) ......................................       $   (74,384)       $  (194,981)       $    (3,280)       $   (86,891)
                                                               ===========        ===========        ===========        ===========

Earnings (loss) per share
Average shares outstanding .............................           563,728            563,728            563,728            563,728
Net income (loss) ......................................       $     (0.13)       $     (0.35)       $     (0.01)       $     (0.15)


            See notes to condensed consolidated financial statements.

                         FIRST CAPITAL BANCSHARES, INC.

                       Condensed Consolidated Statement of
                 Shareholders' Equity and Comprehensive Income for the six months ended June 30, 2002 and 2001
                                   (Unaudited)

                                                                                                          Accumulated
                                              Common Stock                               Retained            Other
                                              ------------             Capital           Earnings        Comprehensive
                                          Shares         Amount        Surplus          (Deficit)           Income         Total
                                          ------         ------        -------          ---------           ------         -----

Balance,
 December 31, 2000 ............         563,728      $     5,637      $ 5,110,551     $  (894,374)     $      (382)     $ 4,221,432

Net income (loss)
 for the period ...............                                                          (194,981)                         (194,981)

Other
 comprehensive
 income, net of tax
 expense of $1,128 ............                                                                              1,966            1,966
                                                                                                                        -----------

Comprehensive
 income .......................               -                -                -               -                -         (193,015)
                                        -------      -----------      -----------     -----------      -----------      -----------

Balance,
 June 30, 2001 ................         563,728      $     5,637      $ 5,110,551     $(1,089,355)     $     1,584      $ 4,028,417
                                        =======      ===========      ===========     ===========      ===========      ===========

Balance,
 December 31, 2001 ............         563,728      $     5,637      $ 5,110,551     $(1,271,443)     $    (7,715)     $ 3,837,030

Net income (loss)
 for the period ...............                                                           (74,384)                          (74,384)

Other
  comprehensive
  income, net of tax
  expense of $7,961 ...........                                                                             13,556           13,556
                                                                                                                        -----------

Comprehensive
 income .......................               -                -                -               -                -          (60,828)
                                        -------      -----------      -----------     -----------      -----------      -----------

Balance,
 June 30, 2002 ................         563,728      $     5,637      $ 5,110,551     $(1,345,827)     $     5,841      $ 3,776,202
                                        =======      ===========      ===========     ===========      ===========      ===========



            See notes to condensed consolidated financial statements.

                         FIRST CAPITAL BANCSHARES, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                            Six Months Ended
                                                                                                                 June 30,
                                                                                                                 --------
                                                                                                        2002                 2001
                                                                                                        ----                 ----
Cash flows from operating activities:
  Net income (loss) ........................................................................        $   (74,384)        $  (194,981)
  Adjustments to reconcile net income (loss) to net cash used by operating activities:
    Depreciation and amortization ..........................................................             57,721              54,238
    Provision for loan losses ..............................................................             37,000              73,447
    Accretion and premium amortization .....................................................               (124)               (827)
    Gain on sale of securities available-for-sale ..........................................             (3,378)            (37,714)
    Increase in deferred taxes .............................................................            (44,084)           (111,011)
    (Decrease) increase in interest receivable .............................................             (4,997)             (8,106)
    (Decrease) in interest payable .........................................................            (24,912)             (9,351)
    Increase in other assets ...............................................................            (13,586)            (13,388)
    Increase in other liabilities ..........................................................             11,196              14,251
                                                                                                    -----------         -----------
      Net cash used by operating activities ................................................            (59,548)           (233,442)
                                                                                                    -----------         -----------

Cash flows from investing activities:
  Purchases of securities available-for-sale ...............................................           (400,000)         (2,001,933)
  Maturities of securities available-for-sale ..............................................            235,064           1,132,102
  Proceeds from sales of securities available-for-sale .....................................          1,105,231           1,360,719
  Net increase in loans made to customers ..................................................         (3,277,593)         (4,584,438)
  Purchases of premises and equipment ......................................................            (40,977)            (70,300)
  Purchase of Federal Home Loan Bank stock .................................................            (50,000)            (11,800)
  Time deposits with other banks ...........................................................                  -          (1,000,000)
                                                                                                    -----------         -----------
    Net cash provided (used) by investing activities .......................................         (2,428,275)         (5,175,650)
                                                                                                    -----------         -----------

Cash flows from financing activities:
  Net increase in demand deposits, interest-bearing transaction
   accounts and savings accounts ...........................................................          4,136,138           3,063,149
  Net increase (decrease) in certificates of deposit and other time deposits ...............            779,133           1,972,562
  Increase in advances from Federal Home Loan Bank .........................................          1,000,000                   -
                                                                                                    -----------         -----------
    Net cash provided by financing activities ..............................................          5,915,271           5,035,711
                                                                                                    -----------         -----------

Net increase (decrease) in cash and cash equivalents .......................................          3,427,448            (373,381)

Cash and cash equivalents, beginning .......................................................          1,554,592           2,126,900
                                                                                                    -----------         -----------

Cash and cash equivalents, ending ..........................................................        $ 4,982,040         $ 1,753,519
                                                                                                    ===========         ===========

Cash paid during the period for:
 Income taxes ..............................................................................        $         -         $         -
 Interest ..................................................................................        $   426,793         $   455,496


            See notes to condensed consolidated financial statements.

                         FIRST CAPITAL BANCSHARES, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report to shareholders. The financial statements as of June 30, 2002 and for the interim periods ended June 30, 2002 and 2001 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The financial information as of December 31, 2001 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in First Capital Bancshares, Inc.'s 2001 Annual Report on Form 10-KSB.

Note 2 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner-related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effects for the three and six month periods ended June 30, 2002 and 2001:

                                                                                 Pre-tax              (Expense)         Net-of-tax
                                                                                 Amount                Benefit            Amount
                                                                                 ------                -------            ------
For the Six Months Ended June 30, 2002:
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
   during the period ................................................            $ 24,895             $ (9,211)            $ 15,684
  Plus: reclassification adjustment for
   (gains) losses realized in net income ............................              (3,378)               1,250               (2,128)
                                                                                 --------             --------             --------
Net unrealized gains (losses) on securities .........................              21,517               (7,961)              13,556
                                                                                 --------             --------             --------

Other comprehensive income ..........................................            $ 21,517             $ (7,961)            $ 13,556
                                                                                 ========             ========             ========

                                                                                 Pre-tax              (Expense)         Net-of-tax
                                                                                 Amount                Benefit            Amount
                                                                                 ------                -------            ------
For the Six Months Ended June 30, 2001:
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
   during the period ................................................            $ 40,808             $(13,951)            $ 26,857
  Plus: reclassification adjustment for
   (gains) losses realized in net income ............................             (37,714)              12,823              (24,891)
                                                                                 --------             --------             --------
Net unrealized gains (losses) on securities .........................               3,094               (1,128)               1,966
                                                                                 --------             --------             --------

Other comprehensive income ..........................................            $  3,094             $ (1,128)            $  1,966
                                                                                 ========             ========             ========

                         FIRST CAPITAL BANCSHARES, INC.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 2 - Comprehensive Income

                                                                                 Pre-tax              (Expense)         Net-of-tax
                                                                                 Amount                Benefit            Amount
                                                                                 ------                -------            ------
For the Three Months Ended June 30, 2002:
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
   during the period ................................................            $ 32,728             $(12,109)            $ 20,619
  Plus: reclassification adjustment for
   (gains) losses realized in net income ............................              (3,378)               1,250               (2,128)
                                                                                 --------             --------             --------
Net unrealized gains (losses) on securities .........................              29,350              (10,859)              18,491
                                                                                 --------             --------             --------

Other comprehensive income ..........................................            $ 29,350             $(10,859)            $ 18,491
                                                                                 ========             ========             ========

                                                                                 Pre-tax              (Expense)         Net-of-tax
                                                                                 Amount                Benefit            Amount
                                                                                 ------                -------            ------
For the Three Months Ended June 30, 2001:
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
   during the period .................................................             $(9,619)             $ 3,197             $(6,422)
  Plus: reclassification adjustment for
   (gains) losses realized in net income .............................                   -                    -                   -
                                                                                   -------              -------             -------
Net unrealized gains (losses) on securities ..........................              (9,619)               3,197              (6,422)
                                                                                   -------              -------             -------

Other comprehensive income ...........................................             $(9,619)             $ 3,197             $(6,422)
                                                                                   =======              =======             =======

                         FIRST CAPITAL BANCSHARES, INC.


Item 2. Management's Discussion and Analysis or Plan of Operation

The following is a discussion of our financial condition as of June 30, 2002 compared to December 31, 2001, and the results of operations for the three and six months ended June 30, 2002 compared to the three and six months ended June 30, 2001. These comments should be read in conjunction with our condensed financial statements and accompanying notes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our Annual Report on Form 10-KSB for the year ended December 31, 2001. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of our management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

Results of Operations

Net Interest Income

For the six months ended June 30, 2002, net interest income increased $297,592, or 87.80% over the same period in 2001. Interest income from loans, including fees, increased $363,395, or 59.34% from the six months ended June 30, 2001 to the comparable period in 2002. The increase in interest income was partially offset by interest expense. Interest expense for the six months ended June 30, 2002 was $401,881 compared to $446,145 for the same period in 2001. The net interest margin realized on earning assets was 4.64% for the six months ended June 30, 2002, as compared to 3.74% for the six months ended June 30, 2001. The interest rate spread was 4.28% for the six months ended June 30, 2002, as compared to 2.74% for the six months ended June 30, 2001.

Net interest income increased from $184,071 for the quarter ending June 30, 2001 to $362,197 for the quarter ending June 30, 2002. This represents an increase of $178,126 or 96.77%. Interest income from loans, including fees, increased to $523,955 for the quarter ended June 30, 2002 from $332,698 for the quarter ended June 30, 2001. Interest expense decreased $44,503 or 18.85% for the three months ended June 30, 2002 compared to the three months ended June 30, 2001. The net interest margin realized on earning assets was 4.99% for the three months ended June 30, 2002, compared to 3.69% for the three months ended June 30, 2001. The interest rate spread was 4.61% for the three months ended June 30, 2002, compared to 2.82% for the three months ended June 30, 2001.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level to reflect the losses inherent in the loan portfolio. For the six months ended June 30, 2002, the provision charged to expense was $37,000 compared to $73,447 for the six months ended June 30, 2001. For the quarter ended June 30, 2002, the provision charged to expense was $17,000. There was a $30,351 provision charged to expense for the quarter ended June 30, 2001. The reduction in the provision charged to expense is a result of the evaluation of the allowance for loan loss methodology and adjustment of certain criteria based on recommendations by our primary regulator. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about our borrowers as well as the effects of future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

                         FIRST CAPITAL BANCSHARES, INC.

Noninterest Income

Noninterest income during the six months ended June 30, 2002 was $143,600, a decrease of $27,601, or 16.12%, from the comparable period in 2001. The decrease is primarily a result of a decrease in other charges, commissions and fees of $32,104 during the six months ended June 30, 2002 from the comparable period in 2001. The June 30, 2001 amount included $65,564 that was attributable to the reimbursement by our insurance company of legal fees stemming from the lawsuit brought against us by our former president. Noninterest income also decreased as a result of a gain on the sale of securities totaling $3,378 during the six months ended June 30, 2002 as compared to $37,714 during the six months ended June 30, 2001. Service charges on deposit accounts increased from $41,940 for the six months ended June 30, 2001 to $68,988 for the six months ended June 30, 2002. This change is a result of an increase in deposit accounts over the two periods. Deposits at June 30, 2001 were $18,160,832 compared to $26,848,664 at June 30, 2002.

For the quarter ended June 30, 2002, noninterest income decreased $19,006, or 18.95%, over the same period in 2001. This decrease is primarily due to the reimbursement of legal fees during the three months ended June 30, 2001 as discussed earlier. Service charges on deposit accounts increased $19,098, or 96.28%, from the quarter ended June 30, 2001 to the quarter ended June 30, 2002.

Noninterest Expense

Total noninterest expense for the six months ended June 30, 2002 was $859,907 or 16.11%, higher than the six months ended June 30, 2001. The primary reason for the $119,306 increase in noninterest expense over the two periods was salaries and employee benefits, including health insurance, which increased $35,438, or 9.27%, over the same period in 2001. Additional personnel were hired to staff the Laurinburg office and the loan production office in McColl, South Carolina. In addition, other operating expenses increased $42,541 or 17.14%, to $290,792 for the six months ended June 30, 2002 when compared to the same period in 2001. This increase included consulting fees associated with the relocation of the data processing equipment from Bennettsville to Laurinburg.

For the quarter ended June 30, 2002, noninterest expense increased $45,713, or 11.83%, over the same period in 2001. The largest increase between the quarter ended June 30, 2002 and the quarter ended June 30, 2001 was in other operating expenses, which increased $22,161, or 16.43%. This increase was partially attributable to increased data processing charges and consulting fees.

Income Taxes

The income tax benefit for the six months ended June 30, 2002 was $42,404 as compared to $108,939 for the same period in 2001. The effective tax rates were 36.31% and 35.84% for the six months ended June 30, 2002 and 2001, respectively. The effective tax rates were 41.33% and 34.35% for the quarter ended June 30, 2002 and June 30, 2001, respectively. The increase in the effective tax rate for the 2002 quarter was attributable to the fact that net interest income increased $297,592 to $636,519 for the six months ended June 30, 2002 as compared to the same period in 2001.

Net Income (Loss)

The increase in net interest income during the first six months of 2002 compared to the same period in 2001, contributed to the overall decrease in the net loss over the two periods. Net interest income increased $297,592 to $636,519 for the six months ended June 30, 2002, as compared to the same period in 2001. The net loss for the six months ended June 30, 2002 was $74,384 as compared to $194,981 for the same period in 2001. For the quarter ended June 30, 2002, the net loss was $3,280 as compared to $86,891 for the quarter ended June 30, 2001. The increase in net interest income of $178,126 between the quarter ended June 30, 2002 and 2001 resulted in the decrease in the net loss.

Assets and Liabilities

During the first six months of 2002, total assets increased $5,840,726, or 20.95%, when compared to December 31, 2001. The primary reason for the increase in assets was due to an increase in loans of $3,202,775 during the first six months of 2002. The increase in loans is primarily attributable to loans purchased from other financial institutions during the period. Total deposits increased $4,915,271, or 22.41%, from the December 31, 2001 amount of $21,933,393. Within the deposit area, interest-bearing deposits increased $4,692,004, or 22.75%, and noninterest-bearing deposits increased $223,267, or 17.02%, during the first six months of 2002. Advances from the Federal Home Loan Bank increased $1,000,000 to $3,000,000 during the first six months of 2002 to assist with funding the growth in the loan portfolio.

                         FIRST CAPITAL BANCSHARES, INC.

Investment Securities

Securities available-for-sale decreased from $1,874,051 at December 31, 2001 to $958,776 at June 30, 2002. This represents a decrease of $915,275, or 48.84% from December 31, 2001 to June 30, 2002. Securities totaling $1,101,853 were sold during the period to fund higher yielding loans. All of our marketable investment securities were designated as available-for-sale at June 30, 2002.

Loans

Net loans increased $3,240,593 or 14.21%, during the first six months of 2002. As shown below, the main component of growth in the loan portfolio was real estate - mortgage loans, which increased 30.85%, or $4,034,254, from December 31, 2001. All other categories of loans had some decreases between the two periods. Balances within the major loans receivable categories as of June 30, 2002 and December 31, 2001 are as follows:

                                                   June 30,         December 31,
                                                    2002               2001
                                                    ----               ----
Real estate - construction ...............        $   747,773        $ 1,208,616
Real estate - mortgage ...................         17,110,847         13,076,593
Commercial and industrial ................          3,479,152          3,802,652
Consumer and other .......................          5,017,230          5,064,366
                                                  -----------        -----------

                                                  $26,355,002        $23,152,227
                                                  ===========        ===========

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

                                                            June 30,    June 30,
                                                              2002        2001
                                                              ----        ----
Loans:
  Nonaccrual loans .....................................    $263,086    $      -

  Accruing loans more than 90 days past due ............    $      -    $      -

Loans identified by the internal review mechanism:

   Criticized ..........................................    $195,785    $108,713
   Classified ..........................................    $219,557    $ 82,422

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

 Activity in the Allowance for Loan Losses is as follows:

                                                     June 30,         June 30,
                                                      2002              2001
                                                      ----              ----

Balance, January 1, ............................  $    341,822     $    142,276
Provision for loan losses for the period .......        37,000           73,447
Net loans (charged-off)
   recovered for the period ....................       (74,818)               -
                                                  ------------     ------------

Balance, end of period .........................  $    304,004     $    215,723
                                                  ============     ============

Gross loans outstanding, end of period .........  $ 26,355,002     $ 15,116,675

Allowance for loan losses
   to loans outstanding . ......................          1.15%            1.43%

                         FIRST CAPITAL BANCSHARES, INC.

Deposits

At June 30, 2002, total deposits increased by $4,915,271 or 22.41%, from December 31, 2001. The increase was attributable to our efforts to acquire deposits to fund our loan growth. The largest increase was in interest-bearing transaction accounts which increased $2,612,415, or 65.69%, from December 31, 2001 to June 30, 2002. Expressed in percentages, noninterest-bearing deposits increased 17.02% and interest-bearing deposits increased 22.75%.

Balances within the major deposit categories as of June 30, 2002 and December 31, 2001 are as follows:

                                                       June 30,     December 31,
                                                        2002            2001
                                                        ----            ----
Noninterest-bearing demand deposits ..........      $ 1,535,357      $ 1,312,090
Interest-bearing demand deposits .............        6,589,202        3,976,787
Savings deposits .............................        2,774,261        1,473,805
Time deposits $100,000 and over ..............        4,573,860        5,985,170
Other time deposits ..........................       11,375,984        9,185,541
                                                    -----------      -----------
                                                    $26,848,664      $21,933,393
                                                    ===========      ===========


Advances from Federal Home Loan Bank

Advances from the Federal Home Loan Bank totaled $3,000,000 at June 30, 2002, as compared to $2,000,000 at December 31, 2001. One of the advances totaling $2,000,000 is a fixed rate advance bearing an interest rate of 2.40% and matures on November 15, 2002. The $1,000,000 advance has a fixed rate of 3.03% and matures on April 10, 2003. The advances are secured by one to four family residential mortgage loans and by our stock in the Federal Home Loan Bank.

Liquidity

Liquidity needs are met by us through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 88.30% at June 30, 2002 and 96.74% at December 31, 2001.

Securities available-for-sale, which totaled $958,776 at June 30, 2002, serve as a ready source of liquidity. The Bank also has lines of credit available with correspondent banks to purchase federal funds for periods from one to fourteen days. At June 30, 2002, unused lines of credit totaled $1,578,400.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2001 as filed on our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Capital Resources

Total shareholders' equity decreased from $3,837,030 at December 31, 2001 to $3,776,202 at June 30, 2002. The decrease is primarily due to the net loss for the period of $74,384. The positive change of $13,556 in the fair value of securities available-for-sale was also posted to equity.

                         FIRST CAPITAL BANCSHARES, INC.

Capital Resources - continued

The following table summarizes our Company's risk-based capital at June 30, 2002:

Shareholders' equity ..........................................     $ 3,776,202
 Less: unrealized gains on available-for-sale securities ......           5,841
 Less: disallowed deferred tax assets .........................         770,981
                                                                    -----------
 Tier 1 capital ...............................................       2,999,380

 Plus: allowance for loan losses (1) ..........................         304,004
                                                                    -----------
     Total capital ............................................     $ 3,303,384
                                                                    ===========

 Risk-weighted assets .........................................     $26,311,690
                                                                    ===========

 Risk-based capital ratios
   Tier 1 capital (to risk-weighted assets) ...................           11.40%
   Total capital (to risk-weighted assets) ....................           12.55%
   Tier 1 capital (to average assets) .........................           10.09%
   Tangible capital (to average assets) .......................           10.09%

 (1) limited to 1.25% of risk-weighted assets

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

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At June 30, 2002, we had issued commitments to extend credit of $1,540,000 through various types of commercial lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

                         FIRST CAPITAL BANCSHARES, INC.


PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On May 21, 2002, we held our Annual Meeting of Shareholders for the purpose of electing eight directors to serve for a one year term.

The nominees for director received the number of affirmative votes of shareholders required for such nominee's election in accordance with the Bylaws of the Company. Of the 563,728 outstanding shares of the Company, shareholders voted for the election of each director as follows:

                              Votes For       Votes Against       Votes Withheld
                              ---------       -------------       --------------
Shoukath Ansari, M.D.          293,818              0                   300
John H. Covington              293,818              0                   300
Robert G. Dowdy                293,818              0                   300
Harry L. Howell, Jr.           293,818              0                   300
Luther D. Hutchins             293,818              0                   300
Joe D. Manis                   293,818              0                   300
Charles O. Rivers              291,818              0                 2,300
Paul F. Rush, M.D.             293,818              0                   300


The ratification of Tourville, Simpson & Caskey, L.L.P. as the Company's independent auditors for the year ended December 31, 2002 received the requisite number of votes for approval as follows: 294,118 voted for, none voted against, and no votes were withheld.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     None

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                         FIRST CAPITAL BANCSHARES, INC.


                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      FIRST CAPITAL BANCSHARES, INC.




Date: August 12, 2002                 By:  /s/ Charles O. Rivers
                                           ------------------------------------
                                           Charles O. Rivers
                                           President and Chief Executive Officer


                                      By:  /s/ John M. Digby
                                           ------------------------------------
                                           John M. Digby
                                           Chief Financial Officer and
                                           Principal Accounting Officer