Form 10QSB
period 2002-09-30
FIRST CAPITAL BANCSHARES INC /SC/
filed 2002-11-12
CIK 1075705

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    (MARK ONE)                    FORM 10-QSB

       [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       [ ]      For the Quarterly Period ended September 30, 2002

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

 563,728 shares of common stock, $.01 par value, were issued and outstanding on
                                October 31, 2002

   Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                         FIRST CAPITAL BANCSHARES, INC.



                                      Index


PART I. FINANCIAL INFORMATION                                                                                      Page No.

Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -- September 30, 2002 and December 31, 2001................................3

         Condensed Consolidated Statements of Income -- Nine months ended September 30, 2002 and 2001 and Three months ended September 30, 2002 and 2001....................................................4

         Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
           Nine months ended September 30, 2002 and 2001..................................................................5

         Condensed Consolidated Statements of Cash Flows -- Nine months ended September 30, 2002 and 2001.................6

         Notes to Condensed Consolidated Financial Statements...........................................................7-8

Item 2. Management's Discussion and Analysis or Plan of Operation......................................................9-13

Item 3. Controls and Procedures..........................................................................................13

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.................................................................................14

         (a) Exhibits....................................................................................................14

         (b) Reports on Form 8-K.........................................................................................14

Signatures...............................................................................................................15

Certifications........................................................................................................16-17



            See notes to condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

                         FIRST CAPITAL BANCSHARES, INC.


                      Condensed Consolidated Balance Sheets

                                                                                                 September 30,         December 31,
                                                                                                      2002                 2001
                                                                                                      ----                 ----
Assets:                                                                                          (Unaudited)
  Cash and cash equivalents:
    Cash and due from banks ........................................................           $  1,010,255            $    753,592
    Federal funds sold .............................................................              2,623,000                 801,000
                                                                                               ------------            ------------
      Total cash and cash equivalents ..............................................              3,633,255               1,554,592
                                                                                               ------------            ------------

Securities available-for-sale ......................................................                503,813               1,874,051
Nonmarketable equity securities ....................................................                150,000                 100,000
                                                                                               ------------            ------------
      Total investment securities ..................................................                653,813               1,974,051
                                                                                               ------------            ------------

Loans receivable ...................................................................             32,976,427              23,152,227
Less allowance for loan losses .....................................................               (339,043)               (341,822)
                                                                                               ------------            ------------
      Loans, net ...................................................................             32,637,384              22,810,405

Accrued interest receivable ........................................................                215,024                 175,872
Premises and equipment, net ........................................................                384,557                 501,291
Other assets .......................................................................              1,019,695                 856,872
                                                                                               ------------            ------------

      Total assets .................................................................           $ 38,543,728            $ 27,873,083
                                                                                               ============            ============

Liabilities and Shareholders' Equity:
Liabilities:
  Deposits:
    Noninterest-bearing transaction accounts .......................................           $  1,698,109            $  1,312,090
    Interest-bearing transaction accounts ..........................................              5,421,122               3,976,787
    Savings ........................................................................              2,956,251               1,473,805
    Time deposits $100,000 and over ................................................              5,105,026               5,985,170
    Other time deposits ............................................................             16,464,506               9,185,541
                                                                                               ------------            ------------
      Total deposits ...............................................................             31,645,014              21,933,393

Advances from Federal Home Loan Bank ...............................................              3,000,000               2,000,000
Accrued interest payable ...........................................................                 73,634                  94,326
Other liabilities ..................................................................                 30,634                   8,334
                                                                                               ------------            ------------
      Total liabilities ............................................................             34,749,282              24,036,053
                                                                                               ------------            ------------

Shareholders' Equity:
  Preferred stock, $.01 par value; 10,000,000 shares authorized
   and unissued ....................................................................                      -                       -
  Common stock, $.01 par value; 10,000,000 shares authorized,
   563,728 shares issued and outstanding ...........................................                  5,637                   5,637
  Capital surplus ..................................................................              5,110,551               5,110,551
  Accumulated other comprehensive income (loss) ....................................                  2,402                  (7,715)
  Retained earnings (deficit) ......................................................             (1,324,144)             (1,271,443)
                                                                                               ------------            ------------
      Total shareholders' equity ...................................................              3,794,446               3,837,030
                                                                                               ------------            ------------

      Total liabilities and shareholders' equity ...................................           $ 38,543,728            $ 27,873,083
                                                                                               ============            ============

            See notes to condensed consolidated financial statements.

                         FIRST CAPITAL BANCSHARES, INC.

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                       Nine Months Ended                      Three Months Ended
                                                                         September 30,                           September 30,
                                                                         -------------                           -------------
                                                                    2002               2001                2002              2001
                                                                    ----               ----                ----              ----
Interest income:
  Loans, including fees .................................       $ 1,571,160        $ 1,012,578        $   595,361       $   400,174
  Investment securities, taxable ........................            55,479            109,180              6,546            32,563
  Nonmarketable equity securities .......................             4,467              2,002              1,898               756
  Federal funds sold ....................................            24,209            110,825             13,110            26,491
  Time deposits with other banks ........................                 -             16,472                  -             6,001
                                                                -----------        -----------        -----------       -----------
    Total ...............................................         1,655,315          1,251,057            616,915           465,985
                                                                -----------        -----------        -----------       -----------

Interest expense:
  Time deposits $100,000 and over .......................           154,466            240,845             41,648            90,563
  Other deposits ........................................           398,385            448,975            140,583           153,112
  Other interest expense ................................            51,629                 27             20,368                27
                                                                -----------        -----------        -----------       -----------
    Total ...............................................           604,480            689,847            202,599           243,702
                                                                -----------        -----------        -----------       -----------

Net interest income .....................................         1,050,835            561,210            414,316           222,283
Provision for loan losses ...............................            84,000            136,304             47,000            62,857
                                                                -----------        -----------        -----------       -----------
Net interest income after provision for
  loan losses ...........................................           966,835            424,906            367,316           159,426
                                                                -----------        -----------        -----------       -----------

Other operating income:
  Service charges on deposit accounts ...................           108,839             68,509             39,851            26,569
  Gain on sales of securities available for
    sale ................................................             6,884             55,622              3,506            17,908
  Credit life insurance commissions .....................            31,302             12,083             10,992             3,564
  Residential mortgage origination fees .................            43,180              6,603             12,808             3,478
  Other charges, commissions and fees ...................            25,259             86,102              4,707             6,199
                                                                -----------        -----------        -----------       -----------
    Total ...............................................           215,464            228,919             71,864            57,718
                                                                -----------        -----------        -----------       -----------

Other operating expenses:
  Salaries and employee benefits ........................           616,427            572,382            198,780           190,173
  Occupancy expense .....................................           126,442             77,883             36,902            31,395
  Furniture and equipment expense .......................           105,137             88,769             43,209            25,116
  Other operating expenses ..............................           417,964            390,000            127,172           141,749
                                                                -----------        -----------        -----------       -----------
    Total ...............................................         1,265,970          1,129,034            406,063           388,433
                                                                -----------        -----------        -----------       -----------

Income (loss) before income taxes .......................           (83,671)          (475,209)            33,117          (171,289)
Income tax expense (benefit) ............................           (30,970)          (170,741)            11,434           (61,802)
                                                                -----------        -----------        -----------       -----------

Net income (loss) .......................................       $   (52,701)       $  (304,468)       $    21,683       $  (109,487)
                                                                ===========        ===========        ===========       ===========

Earnings (loss) per share
Average shares outstanding ..............................           563,728            563,728            563,728           563,728
Net income (loss) .......................................       $     (0.09)       $     (0.54)       $      0.04       $     (0.19)

            See notes to condensed consolidated financial statements.

                         FIRST CAPITAL BANCSHARES, INC.
                Condensed Consolidated Statement of Shareholders'
                         Equity and Comprehensive Income
              for the nine months ended September 30, 2002 and 2001
                                   (Unaudited)

                                                                                                        Accumulated
                                              Common Stock                                Retained         Other
                                              ------------                Capital         Earnings      Comprehensive
                                         Shares          Amount           Surplus         (Deficit)        Income           Total
                                         ------          ------           -------         ---------        ------           -----

Balance,
 December 31, 2000 .............         563,728      $     5,637      $ 5,110,551     $  (894,374)     $      (382)    $ 4,221,432

Net income (loss)
 for the period ................                                                          (304,468)                        (304,468)

Other comprehensive
 income, net of tax
 expense of $4,865 .............                                                                              8,330           8,330
                                                                                                                        -----------

Comprehensive
 income ........................                                                                                           (296,138)
                                     -----------      -----------      -----------     -----------      -----------     -----------

Balance,
 September 31, 2001 ............         563,728      $     5,637      $ 5,110,551     $(1,198,842)     $     7,948     $ 3,925,294
                                     ===========      ===========      ===========     ===========      ===========     ===========

Balance,
 December 31, 2001 .............         563,728      $     5,637      $ 5,110,551     $(1,271,443)     $    (7,715)    $ 3,837,030

Net income (loss)
 for the period ................                                                           (52,701)                         (52,701)

Other comprehensive
  income, net of tax
  expense of $1,411 ............                                                                             10,117          10,117
                                                                                                                        -----------

Comprehensive income ...........                                                                                            (42,584)
                                     -----------      -----------      -----------     -----------      -----------     -----------

Balance,
 September 31, 2002 ............         563,728      $     5,637      $ 5,110,551     $(1,324,144)     $     2,402     $ 3,794,446
                                     ===========      ===========      ===========     ===========      ===========     ===========



            See notes to condensed consolidated financial statements.

                          FIRST CAPITAL BANCSHARES, INC.
                Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                           Nine Months Ended
                                                                                                              September 30,
                                                                                                              -------------
                                                                                                       2002                 2001
                                                                                                       ----                 ----
Cash flows from operating activities:
  Net income (loss) ......................................................................        $    (52,701)        $   (304,468)
  Adjustments to reconcile net income (loss) to net cash used by operating activities:
    Depreciation and amortization ........................................................              83,676               82,364
    Loss on sale of premises and equipment ...............................................               6,098                    -
    Provision for loan losses ............................................................              84,000              136,304
    Accretion and premium amortization ...................................................                   -                 (997)
    Gain on sale of securities available-for-sale ........................................              (6,884)             (55,622)
    Increase in deferred taxes ...........................................................              (9,111)            (172,812)
    (Decrease) increase in interest receivable ...........................................             (39,152)               8,280
    (Decrease) increase in interest payable ..............................................             (20,692)              14,113
    Increase in other assets .............................................................            (159,654)             (28,022)
    (Decrease) increase in other liabilities .............................................              22,300               91,028
                                                                                                  ------------         ------------
      Net cash used by operating activities ..............................................             (92,120)            (229,832)
                                                                                                  ------------         ------------

Cash flows from investing activities:
  Purchases of securities available-for-sale .............................................            (500,000)          (2,401,932)
  Maturities of securities available-for-sale ............................................             257,575            1,562,063
  Proceeds from sales of securities available-for-sale ...................................           1,635,606            3,000,624
  Net increase in loans made to customers ................................................          (9,910,979)          (9,221,020)
  Purchases of premises and equipment ....................................................             (43,040)            (665,528)
  Disposal of premises and equipment .....................................................              70,000              461,759
  Purchase of Federal Home Loan Bank stock ...............................................             (50,000)             (11,800)
                                                                                                  ------------         ------------
    Net cash provided (used) by investing activities .....................................          (8,540,838)          (7,275,834)
                                                                                                  ------------         ------------

Cash flows from financing activities:
  Net increase in demand deposits, interest-bearing transaction
   accounts and savings accounts .........................................................           3,312,800            3,575,310
  Net increase (decrease) in certificates of deposit and other time deposits .............           6,398,821            4,688,996
  Advances from FHLB .....................................................................           1,000,000                    -
                                                                                                  ------------         ------------
    Net cash provided by financing activities ............................................          10,711,621            8,264,306
                                                                                                  ------------         ------------

Net increase (decrease) in cash and cash equivalents .....................................           2,078,663              758,640

Cash and cash equivalents, beginning .....................................................           1,554,592            2,126,900
                                                                                                  ------------         ------------

Cash and cash equivalents, ending ........................................................        $  3,633,255         $  2,885,540
                                                                                                  ============         ============

Cash paid during the period for:
 Income taxes ............................................................................        $          -         $          -
 Interest ................................................................................        $    625,172         $    675,734


            See notes to condensed consolidated financial statements.

                         FIRST CAPITAL BANCSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures, which would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements as of September 30, 2002 and for the interim periods ended September 30, 2002 and 2001 are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2001 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in First Capital Bancshares, Inc.'s 2001 Annual Report on Form 10-KSB.

Note 2 - Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner-related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effects for the three and nine month periods ended September 30, 2002 and 2001:

                                                                               Pre-tax                (Expense)           Net-of-tax
                                                                               Amount                  Benefit              Amount
                                                                               ------                  -------              ------
For the Nine Months Ended September 30, 2002:
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
   during the period ................................................            $ 22,943             $ (8,489)            $ 14,454
  Plus: reclassification adjustment for
   (gains) losses realized in net income ............................              (6,884)               2,547               (4,337)
                                                                                 --------             --------             --------
Net unrealized gains (losses) on securities .........................              16,059               (5,942)              10,117
                                                                                 --------             --------             --------
Other comprehensive income ..........................................            $ 16,059             $ (5,942)            $ 10,117
                                                                                 ========             ========             ========

                                                                               Pre-tax                (Expense)           Net-of-tax
                                                                               Amount                  Benefit              Amount
                                                                               ------                  -------              ------
For the Nine Months Ended September 30, 2001:
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
   during the period ................................................            $ 68,817             $(23,776)            $ 45,041
  Plus: reclassification adjustment for
   (gains) losses realized in net income ............................             (55,622)              18,911              (36,711)
                                                                                 --------             --------             --------
Net unrealized gains (losses) on securities .........................              13,195               (4,865)               8,330
                                                                                 --------             --------             --------
Other comprehensive income ..........................................            $ 13,195             $ (4,865)            $  8,330
                                                                                 ========             ========             ========

                         FIRST CAPITAL BANCSHARES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 2 - Comprehensive Income

                                                                                    Pre-tax           (Expense)           Net-of-tax
                                                                                    Amount             Benefit              Amount
                                                                                    ------             -------              ------
For the Three Months Ended September 30, 2002:
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
   during the period ....................................................            $(1,952)            $   722            $(1,230)
  Plus: reclassification adjustment for
   gains (losses) realized in net income ................................             (3,506)              1,297             (2,209)
                                                                                     -------             -------            -------
Net unrealized gains (losses) on securities .............................             (5,458)              2,019             (3,439)
                                                                                     -------             -------            -------
Other comprehensive income ..............................................            $(5,458)            $ 2,019            $(3,439)
                                                                                     =======             =======            =======

                                                                                  Pre-tax             (Expense)           Net-of-tax
                                                                                  Amount               Benefit              Amount
                                                                                  ------               -------              ------
For the Three Months Ended September 30, 2001:
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising
   during the period ................................................            $ 28,009             $ (9,825)            $ 18,184
  Plus: reclassification adjustment for
   gains (losses) realized in net income ............................             (17,908)               6,088              (11,820)
                                                                                 --------             --------             --------
Net unrealized gains (losses) on securities .........................              10,101               (3,737)               6,364
                                                                                 --------             --------             --------
Other comprehensive income ..........................................            $ 10,101             $ (3,737)            $  6,364
                                                                                 ========             ========             ========

                         FIRST CAPITAL BANCSHARES, INC.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following is a discussion of our financial condition as of September 30, 2002 compared to December 31, 2001, and the results of operations for the three and nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001. These comments should be read in conjunction with our condensed financial statements and accompanying footnotes appearing in this report. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of our management for future operations, and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. The words "expect," "estimate," "anticipate," and "believe," as well as similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

Results of Operations

Net Interest Income

For the nine months ended September 30, 2002, net interest income increased $489,625, or 87.24% over the same period in 2001. Interest income from loans, including fees, increased $558,582, or 55.16% from the nine months ended September 30, 2002 to the comparable period in 2001. The increased volume in loans led to the increase in interest and fees on loans. Interest expense for the nine months ended September 30, 2002 was $604,480, as compared to $689,847 for the same period in 2001. While the volume of deposits also increased during the period, the average rates paid on those deposits continued to decrease. The net interest margin realized on earning assets was 4.76% for the nine months ended September 30, 2002, as compared to 3.82% for the nine months ended September 30, 2001. The interest rate spread was 4.42% for the nine months ended September 30, 2002, as compared to 2.97% for the nine months ended September 30, 2001.

Net interest income increased from $222,283 for the quarter ending September 30, 2001 to $414,316 for the quarter ending September 30, 2002. This represents an increase of $192,033 or 86.39%. Interest income from loans, including fees, increased to $595,361 for the quarter ended September 30, 2002 from $400,174 for the quarter ended September 30, 2001. Interest expense decreased $41,103 or 16.87% for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. While average time deposits of $100,000 and over remained approximately the same during the three month periods ended September 30, 2002 and 2001, the rates paid on these deposits continued to decrease. Interest expense on time deposits $100,000 and over decreased from $90,563 for the quarter ended September 30, 2001 to $41,648 for the same period in 2002. The net interest margin realized on earning assets was 5.05% for the three months ended September 30, 2002, compared to 3.95% for the three months ended September 30, 2001. The interest rate spread was 4.76% for the three months ended September 30, 2002, compared to 3.30% for the three months ended September 30, 2001.

Provision and Allowance for Loan Losses

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level to reflect the losses inherent in the loan portfolio. For the nine months ended September 30, 2002, the provision charged to expense was $84,000 compared to $136,304 for the nine months ended September 30, 2001. For the quarter ended September 30, 2002, the provision charged to expense was $47,000, as compared to $62,857 for the quarter ended September 30, 2001. The allowance for loan losses was 1.03% of total loans outstanding at September 30, 2002. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We maintain an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about our borrowers as well as the effects of future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital.

                         FIRST CAPITAL BANCSHARES, INC.

Noninterest Income

Noninterest income during the nine months ended September 30, 2002 was $215,464, a decrease of $13,455, or 5.88%, from the comparable period in 2001. The decrease is primarily a result of a decrease in other charges, commissions and fees of $60,843 from the nine months ended September 30, 2002 as compared to the same period in 2001. Insurance reimbursements totaling $65,564 were included in 2001 for the legal fees associated with the lawsuit involving our former president. Noninterest income also decreased as a result of the gain on the sale of securities totaling $55,622 during the nine months ended September 30, 2001 as compared to gains of only $6,884 in the same period in 2002. Service charges on deposit accounts increased from $68,509 for the nine months ended September 30, 2001 to $108,839 for the nine months ended September 30, 2002. This change is a result of an increase in deposit accounts over the two periods. Deposits at September 30, 2002 were $31,645,014, as compared to $21,389,427 at September 30, 2001. Residential mortgage origination fees also increased from $6,603 for the nine months ended September 30, 2001 to $43,180 for the same period in 2002.

For the quarter ended September 30, 2002, noninterest income increased $14,146, or 24.51%, over the same period in 2001. This increase is primarily due to residential mortgage origination fees which totaled $12,808 for the quarter ended September 30, 2002 as compared to $3,478 in the same period a year ago. Lower interest rates led to continued home mortgage refinancings during the quarter. Also contributing to the increase were service charges on deposit accounts, which increased $13,282, or 49.99%, from the quarter ended September 30, 2001 to the quarter ended September 30, 2002.

Noninterest Expense

Total noninterest expense for the nine months ended September 30, 2002 was $136,936 or 12.13%, higher than the nine months ended September 30, 2001. One of the reasons for the $136,936 increase in noninterest expense over the two periods was salaries and employee benefits, which increased $44,045, or 7.70%, over the same period in 2001. This increase was attributable to the hiring of additional staff. Net occupancy expense and furniture and equipment expense increased by $48,559 and $16,368, respectively for the nine months ended September 30, 2002, when compared to the same period in 2001. These increases were due to expenses associated with the new Laurinburg office that did not exist in 2001.

For the quarter ended September 30, 2002, noninterest expense increased $17,630, or 4.54%, over the same period in 2001. The largest increase between the quarter ended September 30, 2002 and the quarter ended September 30, 2001 was in furniture and equipment expense, which increased $18,093, or 72.04%. As mentioned, furniture and equipment associated with the Laurinburg office led to this increase. In addition, salaries and employee benefits increased between the quarter ended September 30, 2002 and the quarter ended September 30, 2001 by $8,607, or 4.53%.

Income Taxes

The income tax benefit for the nine months ended September 30, 2002 was $30,970, as compared to $170,741 for the same period in 2001. The effective tax rates were 37.01% and 35.93% for the nine months ended September 30, 2002 and 2001, respectively. We recorded an income tax expense of $11,434 for the quarter ended September 30, 2002 as compared to a benefit of $61,802 for the same quarter in 2001. The effective tax rates were 34.53% and 36.08% for the quarters ended September 30, 2002 and September 30, 2001, respectively.

Net Income (Loss)

The significant increase in net interest income in 2002 as compared to 2001 reduced our net loss for the nine months ended September 30, 2002. The net loss for the nine months ended September 30, 2002 was $52,701 as compared to a net loss of $304,468 for the same period in 2001. For the quarter ended September 30, 2002, we recognized net income of $21,683 as compared to a net loss of $109,487 for the quarter ended September 30, 2001.

                         FIRST CAPITAL BANCSHARES, INC.

Assets and Liabilities

During the first nine months of 2002, total assets increased $10,670,645, or 38.28%, when compared to December 31, 2001. The primary reason for the increase in assets was due to an increase in loans of $9,824,200 during the first nine months of 2002. This growth is partially attributable to the new Laurinburg branch which opened earlier in the year. Total deposits increased $9,711,621, or 44.28%, from the December 31, 2001 amount of $21,933,393. Of these total deposits, interest-bearing transaction accounts increased $1,444,335, or 36.32%, and other time deposits increased $7,278,965, or 79.24%, during the first nine months of 2002. The growth in deposits has been used to fund loans.

Investment Securities

Securities available-for-sale decreased from $1,874,051 at December 31, 2001 to $500,000 at September 30, 2002. This represents a decrease of $1,370,238, or 73.12% from December 31, 2001 to September 30, 2002. This decrease is primarily a result of sales of securities during the first nine months of 2002. Proceeds from these sales were used to fund loans. All of our marketable investment securities were designated as available-for-sale at September 30, 2002. Nonmarketable securities totaling $150,000 at September 30, 2002 represent our investment in the Federal Home Loan Bank.

Loans

We experienced significant growth during the first nine months of 2002, especially in the loan area. Net loans increased $9,826,979 or 43.08%, during the period. As shown below, the main component of growth in the loan portfolio was real estate - mortgage loans, which increased 73.48%, or $9,608,653, from December 31, 2001. Also, real estate - construction loans increased $907,940, or 75.12%. Balances within the major loans receivable categories as of September 30, 2002 and December 31, 2001 are as follows:

                                                September 30,       December 31,
                                                    2002               2001
                                                    ----               ----
Real estate - construction ...............      $ 2,116,556        $ 1,208,616
Real estate - mortgage ...................       22,685,246         13,076,593
Commercial and industrial ................        3,430,979          3,802,652
Consumer and other .......................        4,743,646          5,064,366
                                                -----------        -----------

                                                $32,976,427        $23,152,227
                                                ===========        ===========

Risk Elements in the Loan Portfolio

The following is a summary of risk elements in the loan portfolio:

                                                                September 30,
                                                               2002       2001
                                                               ----       ----
 Loans:
  Nonaccrual loans .....................................    $132,000    $121,320

  Accruing loans more than 90 days past due ............    $      -    $      -

Loans identified by the internal review mechanism:

   Criticized ..........................................    $240,705    $346,070
   Classified ..........................................    $ 84,684    $ 18,712

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

                         FIRST CAPITAL BANCSHARES, INC.

Risk Elements in the Loan Portfolio - continued


 Activity in the Allowance for Loan Losses is as follows:
                                                            September 30,
                                                            -------------
                                                        2002            2001
                                                        ----            ----

Balance, January 1, ............................   $    341,822    $    142,276
Provision for loan losses for the period .......         84,000         136,304
Net loans (charged-off) recovered for the period        (86,779)         (6,736)
                                                   ------------    ------------

Balance, end of period .........................   $    339,043    $    271,844
                                                   ============    ============
Gross loans outstanding, end of period .........   $ 32,976,427    $ 19,746,521

Allowance for loan losses
      to loans outstanding .....................           1.03%           1.38%

Deposits

At September 30, 2002, total deposits increased by $9,711,621 or 44.28%, from December 31, 2001. The increase was attributable to our efforts to acquire deposits to fund our loan growth. The largest increase was in other time deposits, which increased $7,278,965, or 79.24%, from December 31, 2001 to September 30, 2002. While other time deposits are an important source of deposits, management understands the volatility associated with these deposits. Expressed in percentages, noninterest-bearing deposits increased 29.42% and interest-bearing deposits increased 45.22%.

Balances within the major deposit categories as of September 30, 2002 and December 31, 2001 are as follows:

                                                September 30,      December 31,
                                                     2002             2001
                                                     ----             ----
Noninterest-bearing demand deposits ..........   $ 1,698,109      $ 1,312,090
Interest-bearing demand deposits .............     5,421,122        3,976,787
Savings deposits .............................     2,956,251        1,473,805
Time deposits $100,000 and over ..............     5,105,026        5,985,170
Other time deposits ..........................    16,464,506        9,185,541
                                                 -----------      -----------
                                                 $31,645,014      $21,933,393
                                                 ===========      ===========

Advances from Federal Home Loan Bank

Advances form the Federal Home Loan Bank totaled $3,000,000 at September 30, 2002, as compared to $2,000,000 at December 31, 2001. One of the advances totaling $2,000,000 is a fixed rate advance bearing an interest rate of 2.40% and matures on November 15, 2002. The $1,000,000 advance has a fixed rate of 3.03% and matures on April 10, 2003. The advances are secured by one to four family residential mortgage loans and by our stock in the Federal Home Loan Bank.

Liquidity

We meet our liquidity needs through scheduled maturities of loans and investments on the asset side and through pricing policies on the liability side for interest-bearing deposit accounts. The level of liquidity is measured by the loan-to-total borrowed funds ratio, which was at 95.18% at September 30, 2002 and 96.74% at December 31, 2001.

Securities available-for-sale, which totaled $503,813 at September 30, 2002, serve as a ready source of liquidity. The Bank also has lines of credit available with correspondent banks to purchase federal funds for periods from one to fourteen days. At September 30, 2002, unused lines of credit totaled $2,153,174.

                         FIRST CAPITAL BANCSHARES, INC.

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

Capital Resources

Total shareholders' equity decreased from $3,837,030 at December 31, 2001 to $3,794,446 at September 30, 2002. The decrease is primarily due to the net loss for the period of $52,701. The positive change of $10,117 in the fair value of securities available-for-sale partially offset the net loss for the period.

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

The following table summarizes our Company's risk-based capital at September 30, 2002:

Shareholders' equity .........................................    $  3,794,446
 Less: Disallowed deferred tax asset .........................        (789,550)
 Less: unrealized gains on available-for-sale securities .....          (2,402)
                                                                  ------------
 Tier 1 capital ..............................................       3,002,494

 Plus: allowance for loan losses (1) .........................         339,042
                                                                  ------------
     Total capital ...........................................    $  3,341,536
                                                                  ============

 Risk-weighted assets ........................................    $ 30,431,273
                                                                  ============

 Risk-based capital ratios
   Tier 1 capital (to risk-weighted assets) ..................            9.87%
   Total capital (to risk-weighted assets) ...................           10.98%
   Tier 1 capital (to average assets) ........................            8.59%
   Tangible capital (to average assets) ......................            8.59%

 (1) limited to 1.25% of risk-weighted assets

                         FIRST CAPITAL BANCSHARES, INC.

Off-Balance Sheet Risk

Through the operations of our Bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At September 30, 2002, we had issued commitments to extend credit of $2,793,000 through various types of commercial lending arrangements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

                         FIRST CAPITAL BANCSHARES, INC.

Item 3.  Controls and Procedures.

(a) Based on their evaluation of the issuer's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 240.15d-14(c)) as of a date within 90 days prior to the filing of this quarterly report, the issuer's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures was adequate.

(b) There were no significant changes in the issuer's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                         FIRST CAPITAL BANCSHARES, INC.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits - None

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                         FIRST CAPITAL BANCSHARES, INC.


                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         FIRST CAPITAL BANCSHARES, INC.




 Date: November 12, 2002                By:  /s/ CHARLES O. RIVERS
                                             ------------------------------
                                        Charles O. Rivers
                                        President and Chief Executive Officer


                                        By:  /s/ JAMES D. NANCE
                                             ------------------------------
                                        James D. Nance
                                        Chief Financial Officer and
                                        Principal Accounting Officer

                         FIRST CAPITAL BANCSHARES, INC.

                                 CERTIFICATIONS

I, Charles O. Rivers, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of First Capital Bancshares;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 12, 2002                 s/Charles O. Rivers
     --------------                    -----------------------------------------
                                       Charles O. Rivers
                                       President and Chief Executive Officer

                         FIRST CAPITAL BANCSHARES, INC.

                                 CERTIFICATIONS

I, James D. Nance, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of First Capital Bancshares;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 12, 2002                       s/James D. Nance
     -----------------                        ----------------------------------
                                               James D. Nance
                                               Chief Financial Officer